Form 10QSB
period 1999-09-30
MICRO ASI INC
filed 1999-12-16
CIK 1090293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER: 0-27027

                                 MICRO-ASI, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                   TEXAS                                 75-2586030
         (STATE OR OTHER JURISICTION                  (I.R.S. EMPLOYER
             OF INCORPORATION)                      IDENTIFICATION NUMBER)

         12655 NORTH CENTRAL EXPRESSWAY
         SUITE 1000                                          75243
         DALLAS, TEXAS                                     (ZIP CODE)
         (ADDRESS OF EXECUTIVE OFFICES)

                                  972-392-9636
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

         As of December 16, 1999, there were 19,192,111 shares of Common Stock, par value $0.001 per share, outstanding.

                                 Micro-ASI, Inc.
                          (a development stage company)
                                 Balance Sheets


                                                                         DECEMBER 31,       SEPTEMBER 30,
                                                                             1998               1999
                                                                       ---------------     ---------------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                              $   177,821        $   540,507
  Short-term investments                                                        --              507,026
                                                                         -----------        -----------
Total current assets                                                         177,821          1,047,533

Property and equipment, net                                                    5,427             64,567
Other assets                                                                    --              105,130
                                                                         -----------        -----------
Total assets                                                             $   183,248        $ 1,217,230
                                                                         ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                       $   188,492        $   216,205
  Accrued expenses                                                              --               11,250
  Accrued interest                                                            17,812               --
                                                                         -----------        -----------
Total current liabilities                                                    206,304            227,455

Note payable                                                                  70,000               --
                                                                         -----------        -----------
Total liabilities                                                            276,304            227,455

Stockholders' equity (deficit):
  Preferred stock, $.01 par value:
    Authorized shares - 1,000,000 - Common stock, $.001 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares -16,343,800 at December
       31, 1998 and 18,833,811 at September 30,1999 (unaudited)               16,344             18,834
  Additional capital                                                       1,886,868          5,374,389
  Deficit accumulated during the development stage                        (1,996,268)        (4,403,448)
                                                                         -----------        -----------
Total stockholders' equity (deficit)                                         (93,056)           989,775
                                                                         -----------        -----------
Total liabilities and stockholders' equity (deficit)                     $   183,248        $ 1,217,230
                                                                         ===========        ===========

See accompanying notes.

                                           Micro-ASI, Inc.
                                    (a development stage company)

                                      Statements of Operations


                                                        THREE MONTHS        THREE MONTHS     NINE MONTHS ENDED
                                                            ENDED               ENDED          SEPTEMBER 30,
                                                        SEPTEMBER 30,       SEPTEMBER 30,           1998
                                                            1998                1999
                                                        -------------       -------------    -----------------
                                                         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

Revenues                                                 $       --          $       --          $       --

Expenses:
  Research and development                                     95,595             208,765             283,622
  General and administrative                                  139,520             508,671             267,360
                                                         ------------        ------------        ------------
                                                              235,115             717,436             550,982

Operating loss                                               (235,115)           (717,436)           (550,982)

Other income (expense):
  Interest income                                               2,219              11,780               7,736
  Interest expense                                             (1,750)             (5,657)
                                                         ------------        ------------        ------------
                                                                  469              11,780               2,079
                                                         ------------        ------------        ------------

Net loss                                                 $   (234,646)       $   (705,656)       $   (548,903)
                                                         ============        ============        ============

Basic and diluted net loss per share                     $      (0.02)       $      (0.04)       $      (0.04)
                                                         ============        ============        ============

Weighted average shares outstanding                        16,087,889          18,594,719          15,876,730
                                                         ============        ============        ============


                                                      NINE MONTHS ENDED     CUMULATIVE FROM
                                                         SEPTEMBER 30,      FEBRUARY 1, 1995
                                                             1999         (INCEPTION) THROUGH
                                                                           SEPTEMBER 30,1999
                                                      -----------------   -------------------
                                                         (UNAUDITED)          (UNAUDITED)

Revenues                                                 $       --          $       --

Expenses:
  Research and development                                    584,653           1,117,268
  General and administrative                                1,839,990           3,216,122
                                                         ------------        ------------
                                                            2,424,643           4,333,390

Operating loss                                             (2,424,643)         (4,333,390)

Other income (expense):
  Interest income                                              19,224              30,026
  Interest expense                                             (1,761)           (100,084)
                                                         ------------        ------------
                                                               17,463             (70,058)
                                                         ------------        ------------

Net loss                                                 $ (2,407,180)       $ (4,403,448)
                                                         ============        ============

Basic and diluted net loss per share                     $      (0.14)
                                                         ============


Weighted average shares outstanding                        17,644,787
                                                         ============


See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Cash Flows



                                                        NINE MONTHS       NINE MONTHS        CUMULATIVE FROM
                                                           ENDED              ENDED          FEBRUARY 1, 1995
                                                       SEPTEMBER 30,      SEPTEMBER 30,    (INCEPTION) THROUGH
                                                           1998               1999          SEPTEMBER 30,1999
                                                       -------------      -------------     -----------------
                                                        (UNAUDITED)        (UNAUDITED)         (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                               $  (548,903)       $ (2,407,180)       $ (4,403,448)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                 2,500              12,509              38,135
Common stock issued to incorporators                          --                  --                 1,500
Common stock issued for services                              --               656,775             656,775
Changes in operating assets and liabilities:
Accounts payable                                           (37,690)             26,508             215,000
Accrued expenses                                              --                11,250              11,250
Accrued interest                                             3,157             (16,607)              1,205
Other assets                                                  --                40,520              40,520
                                                       -----------        ------------        ------------
Net cash used in operating activities                     (580,936)         (1,676,225)         (3,439,063)

INVESTING ACTIVITIES
Capital expenditures, net                                      626             (67,299)            (98,352)
Purchase of short-term investments                            --              (507,026)           (507,026)
                                                       -----------        ------------        ------------
Net cash provided by (used in) investing                       626            (574,325)           (605,378)
  activities

FINANCING ACTIVITIES
Proceeds from issuance of notes                               --                  --               595,000
Sales of common stock                                      568,500           2,613,236           3,957,036
Contributed capital                                           --                  --                57,912
Principal payments on notes                                (25,000)               --               (25,000)
                                                       -----------        ------------        ------------
Net cash provided by financing activities                  543,500           2,613,236           4,584,948
                                                       -----------        ------------        ------------

Net increase (decrease) in cash and cash
  equivalents                                              (36,810)            362,686             540,507
Cash and cash equivalents at beginning of period
                                                           246,545             177,821                --
                                                       -----------        ------------        ------------
Cash and cash equivalents at end of period             $   209,735        $    540,507        $    540,507
                                                       ===========        ============        ============

SUPPLEMENTAL INFORMATION
Cash paid for interest                                 $     1,750        $      5,657        $     60,556
                                                       ===========        ============        ============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form-10SB, are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The balance sheet at December 31, 1998 was derived from the audited Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year.

DEVELOPMENT STAGE COMPANY

The Company will continue to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," until it generates significant revenue. Successful development of a development stage company, particularly advanced technology related companies, is costly and highly competitive. The Company's growth and ultimate success depends on the timely development and market acceptance of new products. A development stage company involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts.

INTERIM FINANCIAL STATEMENTS

The unaudited financial statements for the three and nine month periods ended September 30, 1999 and 1998 reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position and results of operations for such periods. The results for the nine months in the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

CONCENTRATION OF RISK

At September 30, 1999, the Company's cash equivalents consisted principally of money market accounts.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS

The Company's short-term investments consist of Unites States Government agency securities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets.

INCOME TAXES

Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding. The Company had no other equity instruments outstanding during any of the periods presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (Statement 130), Reporting Comprehensive Income. Statement 130 establishes new rules for the adopting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's results of operations or stockholders' equity as the Company has no other elements of other comprehensive income.

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              Estimated
                                                Useful            December 31,      September 30,
                                                 Life                 1998              1999
                                              ---------           ------------      -------------

Computer Equipment                                3                $  6,513          $   17,493
Furniture and Fixtures                            5                    ---               37,453
Leasehold Improvements                            1                    ---               23,216
Less Accumulated Depreciation                                        (1,086)            (13,595)
                                                                   --------          ----------
                                                                   $  5,427          $   64,567
                                                                   ========          ==========

3.    NOTE PAYABLE

The $70,000 note payable to an original promoter of the Company at December 31, 1998, was due on demand with interest accruing on the unpaid balance at a rate of 10%, compounding semi-annually and payable annually in arrears. In April 1999, this note payable was exchanged for 100,000 shares of the Company's Common Stock.

4.    INCOME TAXES

At December 31, 1998, the Company's net deferred tax assets of approximately $675,000 relate primarily from net operating loss carryforwards for federal income tax purposes which begin expiring in 2011. The tax benefit of the net operating loss carryforwards is fully offset by a valuation allowance due to uncertainty related to future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements. No other significant reconciling items exist between the actual effective tax and the expected effective tax rate for 1998.

5.    RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a firm owned by the Company's Chairman for the design, development and marketing of MCMs. Fees and expenses paid totaled $75,000, $75,000, $225,000 and $225,000 for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998(unaudited) respectively. This agreement ended September 30, 1999 when the Chairman joined the Company full time.

The Company had a consulting agreement with a firm owned by the Company's President and Chief Executive Officer for administrative and financial management. Fees and expenses paid totaled $35,000 and $65,000 for the three and nine months ended September 30, 1998. This agreement ended in December 1998 when the President joined the Company full time.

The Company paid approximately $143,750, $17,500, $366,350 and $44,500 to other related parties for the development related activities and expense reimbursements in the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998 respectively.

6.    OPERATING LEASES

In May 1999, the Company entered into a non-cancelable operating lease for office space with future minimum rental payments of $66,637 for 1999 and $33,318 for 2000.

7.    EQUITY

COMMON STOCK

In April 1999, the Company and one of its original promoters finalized an agreement whereby 1,000,000 shares of stock previously issued to the promoter, on the condition that he join the Company as a full time employee, were returned as it was agreed that the promoter will not join the Company as a full-time employee. This promoter was then reissued 100,000 shares in payment of a $70,000 note payable by the Company in a negotiated settlement.

In June 1999, the Company granted 150,000 shares to its investor and public relations firm for future services covering a six month period ending December 1999. The fair value of these shares, $150,000 will be expensed over the remaining service period. The fair value of these shares will be remeasured at each reporting date and any increase or decrease in the fair value of the shares will be adjusted through a cumulative effect adjustment. Additionally, the Company granted 600,000 shares to this firm for services performed in connection with investor relation activities.

For the period of October 1, 1999 through December 15, 1999 the Company raised approximately $304,800 through the sale of its common stock at $1.00 per share.

STOCK OPTION PLAN

         The Board of Directors of Micro-ASI has approved a stock option plan subject to shareholder approval. This plan calls for a Committee of the board to have the authority to issue 4,000,000 options to key management and employees. A more detailed description of the plan is incorporated by reference and is included in the detailed Proxy Statement filed by the Company on December 3, 1999.

         This stock option plan was approved by the shareholders at the Company's Annual Meeting held on December 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of market risk in Item 3 below, contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation the development of the flip-chip market, the proposed acquisition of a Contract Electronic Manufacturer ("CEM"), the ability of ZAE Research to produce a marketable product(s), and the other Research and Development costs to realize marketable products.

GENERAL

         The Company is a development stage high-technology electronics company founded in 1995 in Dallas, Texas. The Company has had no revenue from operations since inception.

         The Company plans to have a vertically integrated business structure focused on providing turnkey product solutions leveraging the emerging flip-chip, MCM and systems-on-a-chip technologies. Management believes these maturing technology "cores" are needed across the electronics industry to enable product miniaturization, reduce power consumption and increase operating speeds. Management believes the current "wire bonding process" used in electronics packaging since the late 1950s will be superceded by these emerging technologies. Electronic industry sectors targeted by the Company are semiconductor, computer, telecom, automotive and medical.

         The Company has begun to work on a selected set of redesign projects representing significant business opportunities for the Company. Micro-ASI intends to retain the design rights to all redesigned products. This business strategy and policy should cause the Company's installed intellectual property base to grow rapidly and keep the Company in the forefront of technology and in turnkey delivery of solutions leveraging such key technologies.

         The primary activities to date have been limited to forming the management team and securing the redesign projects mentioned above. Accordingly, Management does not consider the historical results of operations to be representative of future results of operation of the Company.

         For the three months ended September 30, 1999 the Company sold 467,800 shares of Common Stock for $467,800. In addition to the sales of stock for cash, the Company issued 9,375 shares valued at $9,375 for services. During the nine months ended September 30, 1999, the Company sold 3,858,836 shares of Common Stock for $3,858,836. In addition the Company had a return of 1,000,000 shares with no associated value from an original promoter and subsequently reissued 100,000 shares in exchange fro his $70,000 note payable in a negotiated settlement (See Footnote 7). Also, the Company issued 750,000 shares valued at $750,000 of which 600,000 shares were for past services and 150,000 shares were for future services (see Footnote 7). The Company sold 77,300 shares for $77,300 to a member of the Board of Directors. These shares were paid in full, but the stock had not been issued as of September 30, 1999. The proceeds from these sales were used to form the management team, help secure the redesign projects, development of battery technology and to finance daily operations.

         For the three months ended September 30, 1999 all of the sales of Common Stock were made to 17 accredited investors. For the nine month period ended September 30, 1999, the Company sold stock to a total of 145 investors, of which 112 were accredited and 32, which purchased $152,500 of the total amount sold were non-accredited. The Company relied upon the exemption provided under
Section 4(2) of the Securities Act of 1933.

RESULTS OF OPERATIONS

         The following financial information shows results of operations for the for the three and nine months ended September 30,1998 and 1999.

                             Three Months Ended                     Nine Months Ended
                       --------------------------------      --------------------------------
                       September 30,      September 30,      September 30,      September 30,
                           1998               1999               1998               1999
                       -----------        -----------        -----------        -----------

Interest Income        $     2,219        $    11,780        $     7,736        $    19,224
R & D Expense              (95,595)          (208,765)          (283,622)          (584,653)
General & Admin           (139,520)          (508,671)          (267,360)        (1,839,990)
Interest Expense            (1,750)              --               (5,657)            (1,761)
                       -----------        -----------        -----------        -----------
Net Loss               $  (234,646)       $  (705,656)       $  (548,903)       $(2,407,180)
                       ===========        ===========        ===========        ===========

         The increase in General and Administrative expenses for the three months and nine months ended September 30, 1999 compared to the three months and nine months ended September 30, 1998 was primarily due to increases in investor and public relations fees, legal and professional fees, travel expenses and the addition of employees. The Company added senior level management, which increased salaries by approximately $177,618 for the three months and approximately $361,587 for the nine month period. There were no salaried employees in 1998. The Company's legal and accounting fees were approximately $56,332 for the three month period and approximately $74,126 for the nine month period ending September 30, 1999 compared to approximately $16,782 and $63,297 for the three and nine month periods ended September 30, 1998. This increase was due primarily to the fees associated with the recent filing of the Company's Form 10-SB and Form 10-SBA. The company also entered into a contract for investor and public relations. During the three and nine month periods ended September 30, 1999, expenses for these items were $88,750 and $913,350 respectively, of which $75,000 and $675,000 related to the Company's common stock used as compensation for the services rendered. There were no investor or public relations fees paid in the same time periods ending September 30, 1998.

The increase in Research and Development is the funding of the product development agreement with ZAE Research, Inc. The Company has funded $79,000 and $213,076 for the three and nine month periods respectively. The Company has also funded $129,765 and $371,577 during the three and nine month periods ended September 30, 1999 respectively in the other projects.

YEAR 2000 ISSUES

         The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. There are no material Year 2000 compliance requirements confronting the Company since it has no current operating business. The Company's current financial and administrative systems are fully compliant. Accordingly, the Company has no ongoing remediation plans with respect to its current systems.

         The Company continues to assess the impact, if any, the Year 2000 Issue will have on its key vendors and potential strategic partners before the inception of a relationship. Currently, the Company is not aware of the existence of any significant Year 2000 Issue with any its key vendors and potential strategic partners, the impact of the Year 2000 may be material.

LIQUIDITY AND CAPITAL RESOURCES

During the period the Company issued 750,000 shares of stock, 600,000 for past investor and public relations services and 150,000 for future investor and public relations services. The Company also issued an additional 26,775 shares valued at $26,775 for other services during the nine-month period. Included in this amount were 9,375 shares of stock valued at $9,375 that were issued for services.

         Management believes that the proceeds from the sale of the above mentioned stock combined with the Company's current working capital will provide the Company with needed working capital for at least six months. As of November 30, 1999, the Company has no debt and the only fixed obligation is the office lease rental of $8,330 per month. However, to execute its business plan, the Company intends to sell additional shares of common stock in the first quarter of 2000 to raise up to $15,000,000. The Company is planning to call a special meeting of the shareholders to increase the authorized number of shares the Company can issue.

         Should the Company not raise additional capital, planned operations will be materially adversely affected. If less than $15,000,000 is raised, the Company would have viable alternative courses of action. First, the Technology Integration Deployment Center could be leased facility. An additional alternative would be to reduce the rate of growth of revenues and to reduce the number of planned projects.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not held or issued derivative financial instruments in the normal course of business. The Company currently does no business in foreign markets and is therefore not subject to risks due to changes in foreign currency exchange rates and interest rates. The Company is debt free, so it has no current risks in interest rate fluctuations on borrowings. In the future, the Company intends to manage its exposure to foreign currency exchange rates by requiring customers to pay in US dollars.

         All Company operations and facilities are located in the US, so all liabilities are payable in US dollars. These include future liabilities related to plant wages, taxes, and facility operating costs.

         As a result, the Company does not have nor expect any risks to come from foreign currency translation risks. At such time as the scope of Micro-ASI's operations become international, the company intends to initiate a foreign currency risk management program.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         The Company has no legal proceedings.

Item 2.    Changes In Or Sale of Stock

         For the three months ended September 30, 1999 the Company sold 467,800 shares of Common Stock for $467,800. In addition 9,375 shares of stock valued at $9,375 that were issued for services. During the nine months ended September 30, 1999, the Company sold 3,858,836 shares of Common Stock for $3,858,836. During the nine months, an original promoter returned 1,000,000 shares of Common Stock to the Company, which were returned to the treasury with no value associated and the Company subsequently reissued this promoter 100,000 shares of stock in settlement of a $70,000 note payable in a negotiated settlement (see Footnote
7). In addition, the Company issued 750,000 shares of stock, 600,000 for past investor and public relations services and 150,000 for future investor and public relations services. These shares were valued at $750,000 (see Footnote
7). The Company also issued an additional 26,775 shares valued at $26,775 for other services during the nine-month period. The proceeds from these sales were used to hire the management team, secure the redesign projects, development of battery technology and to finance daily operations.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         Incorporated by reference from the Company's definitive Proxy Statement filed on December 3, 1999.

         At the Annual Meeting of the Shareholders, the shareholders voted for the slate of directors and for the adoption of the 1999 Stock Option Plan.

Item 5.    Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  27.1  Financial Data Schedule for 1998
                  27.2  Financial Data Schedule for 1999
                  27.3  Financial Data Schedule (other)

(b)      Reports on Form 8-K:

                  None

                                     * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICRO-ASI, INC.

December 16, 1999                   By:  /s/  Joel E. Claybrook
                                         ---------------------------------------

                                         Joel E. Claybrook
                                         (President and Chief Executive Officer)

This Schedule contains summary financial information extracted from MICRO-ASI, Inc. Balance Sheet and Income Statement for the Nine Months ended September 30, 1999, and is qualified in its entirety by reference to such quarterly report on Form 10-QSB filing.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27.1            Financial Data Schedule for 1998

  27.2            Financial Data Schedule for 1999

  27.3            Financial Data Schedule (other)