Form 10QSB/A
period 1999-09-30
MICRO ASI INC
filed 1999-12-17
CIK 1090293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

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

PART 1   FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the three months ended September 30, 1999 the Company sold 467,800 shares of Common Stock for $467,800. In addition to the sales of stock for cash, the Company issued 9,375 shares valued at $9,375 for services. During the nine months ended September 30, 1999, the Company sold 2,858,836 shares of Common Stock for $2,858,836. In addition the Company had a return of 1,000,000 shares with no associated value from an original promoter and subsequently reissued 100,000 shares in exchange for his $70,000 note payable in a negotiated settlement (See Footnote 7). Also, the Company issued 750,000 shares valued at $750,000 of which 600,000 shares were for past services and 150,000 shares were for future services (see Footnote 7). The Company sold 77,300 shares for $77,300 to a member of the Board of Directors. These shares were paid in full, but the stock had not been issued as of September 30, 1999. The proceeds from these sales were used to form the management team, help secure the redesign projects, development of battery technology and to finance daily operations.

PART II  OTHER INFORMATION

ITEM 2   CHANGES IN OR SALE OF STOCK

         For the three months ended September 30, 1999 the Company sold 467,800 shares of Common Stock for $467,800. In addition 9,375 shares of stock valued at $9,375 that were issued for services. During the nine months ended September 30, 1999, the Company sold 2,858,836 shares of Common Stock for $2,858,836. During the nine months, an original promoter returned 1,000,000 shares of Common Stock to the Company, which were returned to the treasury with no value associated and the Company subsequently reissued this promoter 100,000 shares of stock in settlement of a $70,000 note payable in a negotiated settlement (see Footnote
7). In addition, the Company issued 750,000 shares of stock, 600,000 for past investor and public relations services and 150,000 for future investor and public relations services. These shares were valued at $750,000 (see Footnote
7). The Company also issued an additional 26,775 shares valued at $26,775 for other services during the nine-month period. The proceeds from these sales were used to hire the management team, secure the redesign projects, development of battery technology and to finance daily operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICRO-ASI, INC.

December 17, 1999                By: /s/ Joel E. Claybrook
                                     --------------------------
                                     Joel E. Claybrook
                                     (President and Chief Executive Officer)

This Schedule contains summary financial information extracted from MICRO-ASI, Inc. Balance Sheet and Income Statement for the Nine Months ended September 30, 1999, and is qualified in its entirety by reference to such quarterly report on Form 10-QSBA filing.