Form 10KSB
period 1999-12-31
MICRO ASI INC
filed 2000-03-30
CIK 1090293

                                  FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1999

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-27027

                                 MICRO-ASI, INC.

             (Exact name of registrant as specified in its charter)


        STATE OF TEXAS                                          75-2586030
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
        INCORPORATION)                                      IDENTIFICATION NO.)

                              ---------------------

                    12655 NORTH CENTRAL EXPRESSWAY, SUITE 1000
                               DALLAS, TEXAS 75243
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                  (972)392-9636
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

                              ---------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for much shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     As of March 24, 2000, the aggregate market value of voting and non-voting common equity held by non-affiliates of the Company was $13,758,261.

     The number of shares outstanding as of March 24, 2000 was 19,560,111 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the following documents that are incorporated by reference and are a part of the Form 10-KSB.

     (1) Portions of the Proxy Statement in connection with the Company's Annual Meeting held on December 15, 1999, (2)portions of the Company's Form 10-SB/A filed on February 4, 2000 and (3) portions of the Form 8-K in connection with the purchase of Best Technologies, Inc. on January 18, 2000.

     A list of all Exhibits to this Annual Report Form 10-KSB is located on page 35.

                                     PART I.


ITEM 1 DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT.

Micro-ASI, Inc. (the "Company" or "Micro-ASI") is a development stage, high-technology electronics company founded in 1995 in Dallas, Texas. The Company has had no revenue from operations since inception.

There has not been any bankruptcy filing, receivership or any similar proceeding since the Company's inception.

There has been no reclassification, merger or consolidation involving the Company since its inception. There has been no sale or acquisition of a significant amount of assets that were not in the ordinary course of the Company's business, except that the Company acquired Best Technologies, Inc. ("BTI") on January 18, 2000, with an effective date of January 1, 2000, as disclosed in the Company's Form 8-K filed on January 27, 2000.

This document includes "forward-looking statements" including, in particular, the statements about Micro-ASI's plans, strategies and prospects, future financial condition and results of operations under the headings "Management's Discussion and Analysis" or "Plan of Operations." We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. Although management believes that the plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, no assurance can be given that such plans, intentions and expectations will be achieved, and we caution you that our actual results may differ materially from those anticipated or projected in our forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Micro-ASI to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) ability to cost effectively integrate multiple technologies; (3) effect of future competition;
(4) failure to raise needed capital; and (5) the ability of Micro-ASI and its third party providers to adequately address possible Year 2000 problems.

(b) BUSINESS OF ISSUER.

(1) PRINCIPAL PRODUCTS AND THEIR MARKETS:

The Company's intends to design and manufacture products such as semiconductor Multi-Chip Modules (MCM), Printed Circuit Boards (PCB), and electronic end products based on flip-chip technology. The Company intends to provide these products to strategic customer partners in a "one-stop-shop" for design, prototype and manufacturing.

These types of products represent a large market opportunity, because the electronics market is moving toward faster, smaller, higher performance devices with lower costs and reduced power consumption. The worldwide electronics end-equipment market is $1.2 trillion today and projected by the American Electronics Association to grow to over $2 trillion by 2004. A growing percentage of this market is being served through outsourcing. Outsourcing is the process whereby a company contracts with another company for goods and/or services instead of manufacturing the products itself. Cahners Research estimates that the contract manufacturing market is growing from more than $100 billion in 1999 to $170 billion by 2001.

Today, approximately 98% of semiconductor packaging is internally interconnected by wire bond, which has been used since the late 1950s and is reaching its physical limitations in terms of size reduction and cost. Flip-chip technology differs from wire bond in that it allows a die to be connected directly to the substrate using "bumping" technology, which is a process of using solder balls to attach the die instead of using wire bond. Flip-chip technology offers the following advantages over wire bond:

1. reduction in size
2. lower heat generation
3. improved performance.

Until recently, costs of flip-chip production have been too high to permit widespread commercial use. Recent advancements in "bumping" the technology, the process of attaching solder balls to a die, and advances in "high density substrate", which is a medium to connect the die to its external packaging, are dramatically reducing the costs of flip-chip production and making it much more attractive as an alternative to wire bond technology for large pin count devices.

Micro-ASI's management believes that the current wire bonding process used to interconnect silicon die to external packaging will be unable to support future requirements of electronics products. The constant demand for affordable, smaller products, with more functionality and greater performance that operate at reduced power consumption levels will likely be supported by the flip-chip, MCM's and system-on-a-chip technologies. These emerging technologies offer significant form factor reduction for products due to a much-reduced footprint of the electronics. With a wire bond approach, additional space is needed to interconnect the silicon die to a substrate.

The close proximity of the die in a circuit afforded by flip-chip interconnect, along with the elimination of the wire bonds for connections, creates a faster and more efficient design. A recent study by William Brown found that a wire bonded MCM was 15% to 20% slower than a functionally identical flip-chip MCM. Problems with the wire bond approach exist because the wires themselves introduce inductance, cross talk and impedance mismatches into a system. These "parasitics" limit the bandwidth of a device or system and preclude it from operating at peak performance. In the past, wire bonds minimally affected the operating speed of silicon-based products. But today, these wire bonds have become a barrier to continued product advancement in many cases because silicon design technologies and manufacturing techniques have made advances in producing designs that operate much faster than similar devices in the past. As each incremental improvement in the silicon die was developed over the past several decades, the instilled performance of the silicon die improved, while the performance of the wire bonds remained unchanged. Therefore, wire bonds have now become a major obstacle in the continuous quest for product performance improvement.

Another benefit of these emerging technologies over conventional wire bond interconnect methods is that the heat generated by flip-chip silicon die can be more readily dissipated into the substrate than with wire bond interconnect. Flip-chip mounts the silicon die "face down" to the substrate. An underfill material is applied between the die and the substrate. This underfill provides structural support for the solder "bumps" that provide the electrical connection between the die and the substrate. The underfill also has excellent thermal conductivity properties. Thus the heat generated by the die is channeled to the substrate via the underfill. With wire bond interconnect, however, the silicon die is mounted "face up" on the substrate, exposing the input and output (I/O) pads of the die. This allows a wire-bonding machine to attach wires to each. However, the heat radiates off of the die rather than carried away to a substrate by an underfill. This is an inefficient thermal management system, as the thermal transfer rate through the cavity of the package is much slower in the wire bond interconnect configuration than the heat transfer rate of the underfill/substrate configuration. The cooler temperature of the die in the flip-chip configuration means that the die will be able to operate at faster speeds and will experience a reduced level of thermal stress, compared to the wire bond interconnect.

Micro-ASI's objective is to be a "turn key" design and manufacturing company. This means that the Company will have the following capabilities:

1. Product concept definition and trade studies
2. Engineering design, such as systems, electrical and mechanical
3. Engineering analysis, such as thermal, vibration, stress, timing and power
4. consumption Prototype manufacturing
5. Product conformance testing and evaluation
6. Manufacturing capability

Micro-ASI plans to integrate all of the product development and manufacturing steps into the Company. Integration will allow the Company to offer a "one-stop-shop" solution. As of the date of this document, management is unaware of any company offering all of these capabilities.

(2) NEW PRODUCT STATUS

Mr. Cecil E. Smith, Jr., Chairman of the Board of Micro-ASI, brings his industry contacts to the Company. Due to these contacts, Micro-ASI has been made aware of a number of existing products that need to be redesigned and are candidates to utilize these emerging technologies. Micro-ASI has begun work on selected redesign projects representing significant business opportunities for the Company. These projects in process include the redesign of a series of chips for a large merchant semiconductor company, the redesign of a flash memory module for a large memory manufacturer, and integrating four significant function chips into one MCM for a large notebook computer company.

Micro-ASI intends to retain the design rights to all redesigned products. This business strategy and policy should cause Micro-ASI's installed intellectual property base to grow rapidly and keep the Company in the forefront of technology and turnkey delivery of solutions leveraging such key technologies.

The Company's five-year business plan includes the design of new products such as emerging info-appliances and their interconnections to networks, specialized information appliances for the medical market, embedded computers for the automotive industry, and smaller and more capable telecommunications equipment.

In January 2000, the Company and ZAE Research, Inc. ("ZAE") reached an agreement to terminate a relationship described through a Memorandum of Understanding ("MOU") previously agreed to in March 1999. Under the MOU, the Company could have acquired 50% of a subsidiary of ZAE in addition to funding development of certain technology and obtaining other royalty arrangements. The Company never acquired any ownership in ZAE and ceased funding in December 1999.

On January 18, 2000, and effective January 1, 2000, Micro-ASI entered into a definitive stock purchase agreement (the "Agreement") whereby the Company acquired all of the outstanding common stock of Best Technologies, Inc. ("BTI"). BTI, a Texas corporation, is a contract electronics manufacturer headquartered in Wylie, Texas. This acquisition adds the manufacturing capabilities that will enable the Company to become a turnkey or one-stop-shop for its customers.

(3) SOURCES AND AVAILABILITY OF MATERIALS AND PRINCIPAL SUPPLIERS:

Primary sources for component materials to manufacturer redesigned products will come through vendor relationships with electronic component distributors and original equipment manufactures (OEMs). Substrate requirements will be met through close relationships with material manufacturers and fabricators in the electronics industry. Micro-ASI will work closely in the development of substrates with vendors where new materials are required for the assembly processes.

The Company plans to work directly with equipment manufacturers to sell flip-chip and MCM packaging solutions at the component or board level. For example, the Company will consult directly with a hardware manufacturer to miniaturize an existing product design by employing flip-chip packaging of key integrated circuits. In this type of consultation the Company will directly sell consulting services, design services, prototype manufacturing and board production without the use of distribution partners or other reseller intermediaries.

(4) PATENTS, TRADEMARKS, LICENSES, CONCESSIONS AND ROYALTIES

Micro-ASI has filed a patent with the US Patent Office for wafer integration and testing.

(5) SEASONALITY OF INDUSTRY

The industry that Micro-ASI serves is not seasonal.

(6) INDUSTRY PRACTICES

It is the normal practice in the electronic contract manufacturing industry to allocate significant working capital to the cost of carrying component inventory. Contract manufacturing scheduling can typically have short lead times. This will cause the manufacturer to inventory lead-time critical components at reasonable enough quantities to enable the manufacturer to react to volatile schedule requirements. The manufacturer will often pay its vendors prior to receiving payment from its customers. This can, at times cause working capital shortages during periods of rapid expansion.

(7) DEPENDENCE ON ONE OR A FEW CUSTOMERS:

The Company has had no revenues since its inception and has not established a customer base.

(8) ORDER BACKLOG

The Company has no backlog of confirmed orders.

(9) GOVERNMENT CONTRACTS

Micro-ASI has no contracts with any government entity.

(10) COMPETITIVE BUSINESS CONDITIONS AND MICRO-ASI'S COMPETITIVE POSITION:

Today's electronics marketplace demands quality products which are faster, more reliable, easier to use and less costly than current or earlier generation products. As the need for miniaturization drives products and product part geometry ever smaller and increasingly complex, a new method of interconnect is necessary.

Traditionally, flip-chips and MCMs have been used only in military or other performance intensive applications because of higher costs associated with them compared to older, conventional interconnect technologies. These higher costs for flip-chips and MCMs have historically been incurred primarily because of the cost to apply solder balls on the die, the cost of a sufficiently coplanar substrate, and low yields due to Known Good Die ("KGD") issues. The expression "Known Good Die" pertains to the availability of semiconductor chips that are guaranteed to meet the same manufacturers specifications and their packaged counterparts.

Until recently, the cost of bumping a standard eight-inch wafer was typically in excess of $1,300. Through technological advances the cost of bumping has dropped to around $60-$80 per wafer. This accomplishment has removed a large hurdle in making flip-chip production cost competitive with traditional interconnect approaches.

Substrate technology has also been a traditional barrier to the cost effective deployment of flip-chips and MCMs. The use of flip-chip technology enables a "fine pitch" etch and I/O routing that is not possible with wire bond technology. This greater density capacity requires a substrate that can be manufactured to more stringent tolerances and can insulate electrical signals at very narrow line widths. Until recently, the cost of these high performance substrates was not competitive with conventional substrate materials. Micro-ASI is working to identify the most cost effective high performance substrate material. These substrates have not yet been fully developed for the high volume production environment. Micro-ASI is working with Hadco, (a leading electronic substrate manufacturer) to complete the development and scalability of these substrate materials. Micro-ASI, through its customers, will furnish the products with the volumes necessary to allow Hadco to allocate significant resources to this effort. Micro-ASI intends to use Hadco's substrates in the production of these products.

Without KGD, the performance of systems and/or modules cannot be characterized at the component level. Furthermore, the underfill used in flip-chip applications often makes the rework of a module or system difficult when defective die are identified at system level test. Until recently, there were relatively few semiconductor products even offered in a KGD format. Intel now has the SmartDie(TM) program; Texas Instruments has a KGD product line, as do other leading semiconductor companies, such as Motorola, National Semiconductor and Micron. There are also companies, such as ChipSupply, that specialize exclusively in KDG. The movement toward KGD has added incremental momentum to the overall KDG sector of the industry.

Because of these industry barriers and the significant investment required in infrastructure change to enable these new technologies, the vast majority of products continue to be designed and manufactured with traditional packaging and interconnect techniques. Currently there are relatively few companies offering design services utilizing flip-chip and/or MCM technologies.

The Company is positioned to be a "core enabling technology" enterprise. This means that Micro-ASI will pull the various pieces of the advanced interconnect components together and act as an industry change agent in the transition from wire bond interconnect to flip-chip interconnect. There are companies in existence that have a piece of the overall flip-chip and MCM process, but few companies, if any, have focused on the entire process.

Management believes that its long-standing and continuing contacts with senior executives in the semiconductor, telecommunications, computer, medical, and automotive industries should give the Company an advantage in identifying products for redesign and then securing new business on such leading edge products. The fact that Micro-ASI intends to retain ownership of designed products should quickly add value and intellectual property to the Company's portfolio. The Company believes, therefore, that it is creating barriers to entry for competitors from the outset. Because of the Company's turnkey vertical integration approach, there are currently few companies that can or would compete directly with Micro-ASI. However, since the demand for MCMs is expected to be large, it is possible that new competitors, some of whom may imitate the strategy of the Company, will emerge. There is no assurance that future competition will not have a materially adverse affect on the operations of the Company.

(11) LAST TWO YEARS' RESEARCH AND DEVELOPMENT SPENT:

Micro-ASI has spent $302,355 and $808,396 for the twelve months ended December 31, 1998, and December 31, 1999, respectively for research and development.

 (12) COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS:

Micro-ASI is not aware of any issues regarding compliance with environmental laws that would create any adverse conditions for the Company.

(13) NUMBER OF TOTAL AND FULL TIME EMPLOYEES:

Micro-ASI has sixteen full-time employees as of March 1, 2000, which does not include BTI employees.

ITEM 2  PROPERTIES

Micro-ASI's corporate offices and research facilities are currently located in two adjoining leased facilities in Dallas, Texas. The leases on these facilities will expire in March and April 2000. The two leases combined total approximately 7,335 square feet, one for approximately 6,450 square feet and the second for approximately 885 square feet. The Company does not plan to renew the 885 square foot lease. The Company has negotiated a new lease for 7,221 square feet for the executive offices. The new lease is for a period of two years and will expire in March 2002.

The Company is currently negotiating a new lease to house the Technology Integration Deployment Center ("TIDC") and process engineering. This lease will be for approximately 10,000 square feet.

ITEM 3  LEGAL PROCEEDINGS

To the knowledge of the Company, neither the Company nor any of its officers and directors are a party to any material legal proceeding or litigation and such persons know of no legal proceeding or litigation contemplated or threatened as of the date of this registration.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Micro-ASI held an Annual Meeting of the Shareholders on December 15, 1999.

Cecil E. Smith, Jr., Joel E. Claybrook, Dr. Meng-Sheng Lin, Dr. Myles Welborn and James Hamner were all elected as directors at the meeting. The directors were elected in three classes. James Hamner and Dr. Myles Welborn were elected to Class I, which serve for a term of one year. Dr. Meng-Sheng Lin was elected as a Class II director, which serves a term of two years. Cecil E. Smith, Jr. and Joel E. Claybrook were elected as Class III directors, which serve a term of three years.

The shareholders also voted to approve the 1999 Stock Option Plan, which is more fully described in the Proxy Statement and is hereby incorporated by reference.

The number of shares voting for the Board of Directors was 12,939,809. There were no votes against, no abstentions and no broker non-votes.

The number of shares voting for the 1999 Stock Option Plan was 12,896,309 and there were 28,500 votes against the plan. There were no abstention or broker non-votes.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the Company's Common Stock at present. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the market of the Company's securities. Management does not intend to initiate any discussion until such time as the Company has fully become a reporting company, on a voluntary basis, with the Securities and Exchange Commission and has filed all the financial statements and disclosure documents. There is no assurance that a trading market will ever develop or, if such market does in fact develop, that it will continue.

As of March 24, 2000, there were approximately 600 holders of the Company's Common Stock.

The Company has not, nor does it intend to declare any dividends on its Common Stock in the future. The Company has no current restrictions on paying dividends.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations:

The Company is a development stage company and to date has had no revenues. The primary activities to date have been limited to forming the management team, research and development and identifying products to redesign utilizing flip-chip technology. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. The following financial information shows results of operations for the twelve months ended December 31, 1999 and 1998 and for the three months ended December 31, 1999 and 1998, respectively. This Form 10-KSB should be read in conjunction with the Form 10-QSB and Form 10-QSB/A which were filed on December 16 and 17, 1999, respectively, the Form 8-K which was filed on January 27, 2000, Form 10-SB/A which was filed on February 4, 2000 and the Proxy Statement for a Special Meeting of the Shareholders filed on February 15, 2000.

The Company has identified redesign projects from three major electronic manufacturers that will serve as the core of the Company's research and development strategy. The Company anticipates that it will spend approximately $2.1 million in research and development projects during 2000. Micro-ASI is now in the process of project definition, which includes precise technical details, number of units, pricing and the time to do the redesign. These three projects will result in significant business opportunities for the Company after they become contracts. The Company has also purchased BTI, a contract electronics manufacturer, which will allow the Company to become a one-stop-shop for its customers.

Management intends to complete a $15 million private placement financing during the second quarter of 2000. Upon completion of this financing, Micro-ASI will begin its expansion plans in accordance with its business plan. The Company will invest in new equipment so that BTI can install a new flip-chip line and two additional surface mount lines to increase the production capacity of the facility at an anticipated cost of approximately $3.5 million. Micro-ASI will also begin work on a Technology Integration Deployment Center ("TIDC"). The Company will locate a suitable facility and begin the staffing of employees and purchase of the necessary equipment to complete the research and development portion of the business plan. This design facility is an integral part of the Company's strategy to provide a turnkey solution for its customers.

Micro-ASI anticipates that after the additional funding is completed, it will increase its number of employees from eleven to approximately 200 employees over a period of approximately 12 months. This includes the employees of BTI.

The Company anticipates that it will purchase approximately $1.5 million in capital equipment during 2000. This includes production equipment and equipment for the TIDC. The Company also anticipates that it will lease an additional $16.8 million in both research and development equipment and production equipment to further increase the capacity of BTI over a period of the next 24 months.

The Company also anticipates that it will spend an additional $1.0 million to increase the size of the building of BTI. This increase in size will increase the manufacturing capacity of BTI.

Micro-ASI believes the completion of a $15 million private placement effort mentioned above will provide sufficient capital reserves to allow the Company to achieve its goals as set forth above. Should the Company not raise this acknowledges additional capital, operations will be materially affected and the goals set forth above will be scaled back to levels consistent with the Company's available funds.

RESULTS OF OPERATIONS:

The following financial information shows results of operations for the twelve months ended December 31, 1999 and 1998, respectively, and for the three-month periods ended December 31, 1999 and 1998, respectively.

                                                  Year Ended
                                                  ----------
                                    December 31, 1999     December 31, 1998
                                    -----------------     -----------------
Interest Income                           $    27,451             $   8,649
Research and Development                     (808,396)             (302,355)
General and Administrative                 (2,922,080)             (516,964)
Interest Expense                               (2,674)               (7,407)
                                          -----------             ---------
Net Loss                                  $(3,705,699)            $(818,077)
                                          ===========             =========

The increase in research and development expenses for the twelve months ended December 31, 1999 compared to December 31, 1998 was due primarily to the initial development projects relating to battery technology and to the development work on the three projects secured by the Company.

As of January 18, 2000, ZAE and Micro-ASI mutually agreed to terminate their relationship as described in the Memorandum of Understanding ("MOU") previously agreed to in March 1999. ZAE has agreed to repay all amounts previously funded by the Company, however due to the financial condition of ZAE; management has elected to fully reserve this receivable.

The increase in General and Administrative expenses for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998 was primarily attributable to increases in consulting fees, legal and professional fees, rent and travel expenses. Consulting fees were approximately $675,127 and $394,875 for the 12 months ended December 31, 1999 and 1998, respectively. The consulting fees were for financial, administrative, sales and marketing and increased due to the increased activities of the Company and the initial redesign activities of the Company. Legal and professional fees were approximately $281,328 and $77,613 for the 12 months ended December 31, 1999 and 1998, respectively. The increases in these fees were primarily attributable to filing various required forms with the SEC, as Micro-ASI became a reporting company in November 1999. The Company paid approximately $720,407 in salaries for the year ended December 31, 1999. The Company paid no salaries in 1998. Rent expense was approximately $79,674 and $23,491 for the 12 months ended December 31, 1999 and 1998, respectively. Travel expenses were $350,239 and $171,926 for the 12 months ended December 31, 1999 and 1998, respectively. The increase in travel expenses was attributable to the Company's private placement of stock, developing business relationships and securing redesign projects.

In 1999, the Company determined it would be appropriate to award Kingdom Capital in the form of 600,000 shares of the Company's Common Stock valued at $600,000. This amount was charged to expense in June 1999. In addition, the Company granted Kingdom Capital an additional 150,000 shares valued at $150,000 for future services through December 31, 1999. The Company chose to grant stock in lieu of cash due to its limited liquidity situation at the time of the decision. As of December 31, 1999, the Company had charged all of the $150,000 to expense.

SUMMARY BALANCE SHEETS

                  ASSETS                       December 31, 1999
                                               -----------------
Cash and equivalents                                   $   551,292
Other Assets                                               116,756
                                                       -----------
Total Assets                                           $   668,048
                                                       ===========
          LIABILITIES AND EQUITY
Accounts Payable                                       $   501,543
Note, Interest and Other  Payables                          81,949
Additional Capital                                       5,786,523

Deficit Accumulated during
development stage)                                      (5,701,967)
                                                       -----------

Total Liabilities & Equity                             $   668,048
                                                       ===========


The increase in cash and additional capital at December 31, 1999 reflects the proceeds from additional sales of shares of Common Stock. During the 12 months ended December 31, 1999, the Company sold 3,006,536 shares of its Common Stock for $3,006,536. The note and interest payable settled during 1999 for 100,000 shares of the Company's Common Stock valued at $100,000. The excess over the carrying value of the note and interest payable was expensed. The increase in "Other Assets" represents purchases of property and equipment. All other line items, excluding "Deficit Accumulated", which reflects the operating losses, have remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES:

During the twelve months ended December 31, 1998 the Company sold 768,800 shares of common stock for $766,300. During the 12 months ended December 31, 1999 the Company sold 3,006,536 shares of common stock for $3,006,536. The proceeds from the sales of these securities were used to hire the executive management team, secure the redesign projects and finance daily operations. From January 1, 2000 through March 24, 2000, the Company sold 155,000 shares of its common stock for $155,000. In addition, the Company issued 178,000 shares of common stock valued at $178,000 in payment for services performed and expensed in 1999.

In February 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution.

Other than Notes Payable to BTI resulting from its acquisition on January 18, 2000, the only fixed obligation is the executive office lease rental of $8,330 per month. However, to execute the business plan, the Company intends to sell shares of preferred stock in the second quarter of 2000 to raise up to $15,000,000. The proceeds from the sale of these securities would provide for the following:

     o Leasing a facility for a Technology Integration Deployment Center ("TIDC") This facility is intended to be a collection of capabilities, tools and technologies, staffed with engineers and technologists, The TIDC and its staff are a pivotal element of the Company's strategy to absorb, improve and create its intellectual property and innovative core technologies, and then to provide Micro-ASI customers with full, systems-level solutions leveraging these technologies.

     o    Fund the initial note due to BTI in the amount of $600,000.

     o Purchasing manufacturing equipment to increase the capacity of BTI. The additional equipment will include flip-chip, surface mount and related production equipment. The Company will purchase furniture, computers, test equipment and production equipment related for the research and development center.

     o    Employing additional senior level management.

          New senior level managers will include a Chief Financial Officer, Chief Information Officer, VP of Business Development, VP of Human Resources and VP of Legal Affairs.

     o Employing senior and junior level design engineers for research and development and for the TIDC.

     o Provide computer equipment and software tools for above mentioned design engineers.

     o    Continuing development of current redesign projects.

     o    Initiating new large-scale redesign programs.

     o Addition of administrative, accounting, financial and human resources personnel to strengthen the infrastructure of the Company.

     o    Providing working capital for daily operations


If the Company is unable to raise the additional capital, operations will be materially adversely affected. If less than $15,000,000 is raised, the Company would have viable alternative courses of action. First, the expansion of BTI could be delayed. Secondly, the Company could reduce the number of initial projects, which would reduce the number of personnel required.

Effective January 18, 2000, Micro-ASI completed the acquisition of the outstanding common stock (the "BTI Common Stock") of Best Technologies, Inc., a Texas corporation, from the sole shareholder of BTI (the "Seller"), pursuant to a stock purchase agreement (including all Exhibits and Schedules thereto and documents executed in connection therewith, the "Agreement"). BTI is an electronics contract manufacturer headquartered in Wylie, Texas. In connection with the Agreement, one share of preferred stock of BTI (the "BTI Preferred Stock") was created and issued to the Seller. The Company, as the holder of the BTI Common Stock, has the right to appoint one director to the three member Board of Directors of BTI. Seller, as holder of the BTI Preferred Stock has the right to appoint two directors to the three-member Board of Directors of BTI and certain other voting rights. Pursuant to the Agreement, the Company will receive the outstanding BTI Preferred Stock upon the satisfaction of certain obligations, including, but not limited to, the completion of an initial public offering of the Company's Common Stock.

The total aggregate purchase price for the BTI Common Stock is approximately $5.3 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (the "Purchase Note"); (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (the "Convertible Note"); (iii) a promissory note from BTI to the Seller and guaranteed by the Company in the amount of $600,000, due the earlier of (a) March 31, 2000 or (b) ten days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (the "Cash Note"); and additionally, the Company has committed to purchase $750,000 of capital expenditures to be used in BTI's flip-chip assembly due ninety days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (the "Capital Contribution"). Furthermore, the payment of the Cash Note, the Purchase Note and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. The acquisition of BTI provides the Company with manufacturing capabilities to produce the redesigned products and offer turnkey solutions to its customers. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied.

Should the Company not be able to raise $15 million dollars through an equity offering, the Company may be limited to funding of the initial note in the amount of $600,000, which would limit the Company's ability to increase the manufacturing capacity of BTI.

The Company held a Special Meeting of the Shareholders on March 1, 2000 to approve an increase in the authorized preferred shares from 1,000,000 to 15,000,000 and to approve an increase in the authorized common shares from 20,000,000 to 75,000,000 shares and authorize the board to issue blank check Preferred Stock. The shareholders approved this increase and change to the Articles of Incorporation.

Item 7 Report of Independent Auditors


The Board of Directors
Micro-ASI, Inc.

We have audited the accompanying balance sheet of Micro-ASI, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended, and for the period February 1, 1995 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Micro-ASI, Inc. for the period February 1, 1995 (inception) through December 31, 1997, were audited by other auditors whose report dated September 21, 1998 expressed an unqualified opinion on those statements. The financial statements for the period February 1, 1995, (inception) through December 31, 1997, include a deficit accumulated during the development stage of $1,178,191. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period February 1, 1995, (inception) through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1997, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-ASI, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the two years in the period then ended and the period from February 1, 1995 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP


Dallas, Texas
March 20, 2000

                               Micro - ASI, Inc.

                          (a development stage company)

                                 Balance Sheet
                                  DECEMBER 31,
                                      1999


                                    ASSETS
Current assets:
     Cash and cash equivalents                                          $    551,292
                                                                        ------------
Total current assets                                                         551,292

Property and equipment, net                                                   89,635
Other assets                                                                  27,121
                                                                        ------------
Total assets                                                            $    668,048
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                   $    583,493
                                                                        ------------
Total current liabilities                                                    583,493

Stockholders' equity (deficit):
Preferred stock, $.001 par value:
    Authorized shares - 15,000,000
Common stock, $.001 par value:
    Authorized shares - 75,000,000
    Issued and outstanding shares -19,227,111                                 19,227
Additional capital                                                         5,767,295
Deficit accumulated during the development stage                          (5,701,967)
                                                                        ------------
Total stockholders' equity                                                    84,555
                                                                        ------------
Total liabilities and stockholders' equity                              $    668,048
                                                                        ============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Operations

                                                                          CUMULATIVE FROM
                                        YEAR ENDED      YEAR ENDED        FEBRUARY 1, 1995
                                       DECEMBER 31,    DECEMBER 31,     (INCEPTION) THROUGH
                                           1998            1999           DECEMBER 31, 1999
                                       ------------    ------------     -------------------
Revenues                               $         --    $         --         $         --

Expenses:
  Research and development                  302,355         808,396            1,341,001
  General and administrative                516,964       2,922,080            4,298,212
                                       ------------    ------------         ------------
                                            819,319       3,730,476            5,639,213

Operating loss                             (819,319)     (3,730,476)          (5,639,213)

Other income (expense):
  Interest income                             8,649          27,451               38,253
  Interest expense                           (7,407)         (2,674)            (100,997)
                                       ------------    ------------         ------------
                                              1,242          24,777              (62,744)

Net loss                               $   (818,077)   $ (3,705,699)        $ (5,701,957)
                                       ============    ============         ============
Basic and diluted net loss per share   $      (0.05)   $      (0.21)
                                       ============    ============
Weighted average shares outstanding      15,957,781      17,989,506
                                       ============    ============


See accompanying notes.

                                 MICRO-ASI, INC.
                          (a development stage company)
                  Statements of Stockholders' Equity (Deficit)

                                                                     COMMON STOCK
                                                              ----------------------------
                                                  ISSUANCE                                     ADDITIONAL
                                                    PRICE        SHARES          AMOUNT          CAPITAL
                                                 -----------  ------------    ------------    ------------
1995
Issuance for notes                               $      0.00     9,000,000    $      9,000    $     (7,500)
Net loss for year ended December 31, 1995                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1995                                     9,000,000           9,000          (7,500)
1996
Issuance for forgiveness of debt                        0.16     3,000,000           3,000         497,000
Contribution of interest payable to additional                          --              --          28,405
capital
Net loss for year ended December 31, 1996                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1996                                    12,000,000          12,000         517,905
1997
Sale of common stock                                    0.10     2,775,000           2,775         274,725
Sale of common stock                                    0.33       600,000             600         199,400
Sale of common stock                                    0.50       200,000             200          99,800
Contributed to capital                                                                              29,507
Net loss for year ended December 31, 1997                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1997                                    15,575,000          15,575       1,121,337
1998
Sale of common stock                                     .99       324,500             325         321,675
Sale of common stock                                    1.00       444,300             444         443,856
Net loss for year ended December 31, 1998                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1998                                    16,343,800          16,344       1,886,868
1999
Sale of common stock                                    1.00     3,006,536           3,006       3,003,529
Issuance for services                                   1.00       876,775             877         875,898
Return of stock                                          .00    (1,000,000)         (1,000)          1,000
Net loss for the period ended
December 31, 1999                                                       --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1999                                    19,227,111    $     19,227    $  5,767,295
                                                              ============    ============    ============

                                                   DEFICIT ACCUMULATED
                                                  DURING THE DEVELOPMENT        TOTAL STOCKHOLDERS
                                                          STAGE                  EQUITY (DEFICIT)
Issuance of notes                                       $        --                $     1,500
Net loss for year ended December 31, 1995                  (610,757)                  (610,757)
                                                        -----------                -----------
Balance at December 31, 1995                               (610,757)                  (609,257)
1996
Issuance for forgiveness of debt                                 --                    500,000
Contribution of interest payable to additional                   --                     28,405
capital
Net loss for year ended December 31, 1996                  (140,617)                  (140,617)
                                                        -----------                -----------
Balance at December 31, 1996                               (751,374)                  (221,469)
1997
Sale of common stock                                             --                    277,500
Sale of common stock                                             --                    200,000
Sale of common stock                                             --                    100,000
Contributed capital                                              --                     29,507
Net loss for year ended December 31, 1997                  (426,817)                  (426,817)
                                                        -----------                -----------
Balance at December 31, 1997                             (1,178,191)                   (41,279)
1998
Sale of common stock                                             --                    322,000
Sale of common stock                                             --                    444,300
Net loss for year ended December 31,1998                   (818,077)                  (818,077)
                                                        -----------                -----------
Balance at December 31, 1998                             (1,996,268)                   (93,056)
1999
Sale of common stock                                             --                  3,006,535
Issuance for services                                            --                    876,775
Return of stock                                                  --                         --
Net loss for the period ended December 31, 1999          (3,705,699)                (3,705,699)
                                                        -----------                -----------
Balance at December 31, 1999                            $(5,701,967)               $    84,555
                                                        ===========                ===========


See accompanying notes

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                           YEARS ENDED
                                                                                       CUMULATIVE FROM
                                                                                       FEBRUARY 1, 1995
                                                                                      (INCEPTION) THROUGH
                                             DECEMBER 31, 1998    DECEMBER 31, 1999     DECEMBER 31,1999
                                             -----------------    -----------------   -------------------
OPERATING ACTIVITIES
Net loss                                         $    (818,077)      $  (3,705,699)      $  (5,701,967)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                          14,471              23,461              49,087
  Common stock issued to incorporators                      --                  --               1,500
  Common stock issued for services                          --             806,776             806,776
  Changes in operating assets and
    liabilities:
  Accounts payable                                          95             377,187             565,679
  Other assets                                              --             (27,120)             (9,308)
                                                 -------------       -------------       -------------
Net cash used in operating activities                 (803,511)         (2,525,395)         (4,288,233)

INVESTING ACTIVITIES
Capital expenditures, net                               (6,513)           (107,669)           (138,722)
                                                 -------------       -------------       -------------
Net cash used in investing
  activities                                            (6,513)           (107,669)           (138,722)

FINANCING ACTIVITIES
Proceeds from issuance of notes                             --                  --             595,000
Proceeds from issuance of common stock                 766,300           3,006,535           4,350,335
Contributed capital                                         --                  --              57,912
Principal payments on notes                            (25,000)                 --             (25,000)
                                                 -------------       -------------       -------------
Net cash provided by financing activities              741,300           3,006,535           4,978,247
                                                 -------------       -------------       -------------

Net increase (decrease) in cash and cash
  equivalents                                          (68,724)            373,471             551,292
Cash and cash equivalents at beginning of
  period                                               246,545             177,821                  --
                                                 -------------       -------------       -------------
Cash and cash equivalents at end of period       $     177,821       $     551,292       $     551,292
                                                 =============       =============       =============

SUPPLEMENTAL INFORMATION
Cash paid for interest                           $       7,407       $       2,674       $      57,573
                                                 =============       =============       =============

See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

ORGANIZATION

Micro-ASI, Inc. (the "Company") is a development stage company incorporated on February 1, 1995, for the purpose of designing, developing, manufacturing and marketing advanced-technology packaging systems called multi-chip modules ("MCMs").

DEVELOPMENT STAGE COMPANY

The Company will continue to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," until it generates significant revenue from its MCMs. Successful development of a development stage company, particularly advanced technology related companies, is costly and highly competitive. The Company's growth and ultimate success depends on the timely development and market acceptance of new products. A development stage company involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts.

The Company is in the processing of raising up to $15 million through the sale of preferred stock and anticipates closing this transaction during the second quarter of 2000. Management believes this funding will provide sufficient funding for the Company to begin executing its business plan. There are no assurances the Company will be successful in raising the capital. If sufficient capital is not raised, the Company has alternative actions including curtailing its expansion and reducing the current number of employees.

CONCENTRATION OF RISK

At December 31, 1999, the Company's cash equivalents consisted principally of money market accounts.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets.

INCOME TAXES

Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws. Valuation allowances are provided for deferred tax assets when there realization is not reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding. Options to purchase 3,450,000 shares of common stock are excluded from the calculation of diluted net loss per share as the impact of these shares is anti-dilutive.

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

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (Statement 130), Reporting Comprehensive Income. Statement 130 establishes new rules for the adopting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's results of operations or stockholders' equity as the Company has no other material elements of other comprehensive income.

2.    PROPERTY AND EQUIPMENT

At December 31, 1999, Property and equipment consist of the following:

                          Estimated
                            Useful
                             Life
                          ----------
Computer Equipment            3         $     23,197
Furniture and Fixtures        5               43,387
Leasehold Improvements        1               24,816
Property and equipment        5               22,661
                                        ------------
Less Accumulated Depreciation                (24,426)
                                        ------------
                                        $     89,635
                                        ============

3.    NOTE PAYABLE

The $70,000 note payable to an original promoter of the Company at December 31, 1998, was due on demand with interest accruing on the unpaid balance at a rate of 10%, compounding semi-annually and payable annually in arrears. In April 1999, this note payable was exchanged for 100,000 shares of the Company's Common Stock. The excess for market value of the common stock over the carrying value of the notes payable was charged to expense.

4.    Income Taxes

At December 31, 1998, the Company's net deferred tax assets of approximately $1.9 million relate primarily from net operating loss carryforwards for federal income tax purposes, which begin expiring in 2011. The tax benefit of the net operating loss carryforwards is fully offset by a valuation allowance due to uncertainty related to future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements. During 1999, the valuation allowance increased by $1.2 million. No other significant reconciling items exist between the actual effective tax and the expected effective tax rate for 1999.

5.    Related Party Transactions

The Company had a consulting agreement with a firm owned by the Company's Chairman for the design, development and marketing of MCMs. Fees and expenses paid totaled $330,000 and $255,000 in 1998 and 1999, respectively. This agreement ended September 30, 1999 when the Chairman joined the Company as a full time employee.

The Company had a consulting agreement with a firm owned by the Company's President and Chief Executive Officer for administrative and financial management. Fees and expenses paid totaled $95,000 in 1998. This agreement ended in December 1998 when the President joined the Company as a full time employee.

The Company paid approximately $64,500 and $604,013 to other related parties for the development related activities and expense reimbursements for 1998 and 1999, respectively.

The Company paid approximately $55,000 to a consulting company owned by Patrick Antaki, an original promoter of the Company for development services for 1998. This agreement ended on December 31,1998.

The Company paid consulting fees of $70,000 for the year ended December 31, 1999 for assistance with the development of its business strategy to a company owned by two current employees of the Company. These fees were paid prior to these individuals joining the Company.

The Company paid $10,000 and $349,350 in 1998 and 1999, respectively, and granted 750,000 shares of common stock valued at $750,000 (see Note 7) to Kingdom Capital for financial and investor relations services for 1998 and 1999, respectively. Kingdom Capital is a stockholder in the Company.

The Company paid J&N $124,000 for financial consulting services in 1999. J&N is a stockholder of the Company.

The Company paid approximately $54,500 and $130,663 to other related parties for development related activities and expense reimbursements in 1998 and 1999, respectively.

6.    COMMITMENTS

OPERATING LEASES

The Company leases office facilities and certain equipment under operating leases. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under these leases for the year ended December 31, 1999 was $74,000. As of December 31, 1999, future minimum rental payments required under operating leases that had initial or remaining noncancelable lease terms in excess of one year are as follows:

                           2000               $ 49,306
                           2001                 16,472
                           2002                 15,584
                           2003                  5,863
                                              --------
                                              $ 87,225
                                              ========

INVESTMENT IN ZAE

On March 25, 1999, the Company entered into a memorandum of understanding with ZAE Research, Inc. ("ZAE"), whereby, the Company would invest up to $1,000,000 in ZAE. In return, the Company was to receive a 50% ownership interest in one of ZAE's subsidiaries and a 10.5% royalty paid on all consolidated gross revenue of ZAE and its subsidiaries, excluding the subsidiary with the aforementioned 50% interest. As of December 31, 1999, the Company had invested approximately $213,000 in ZAE and has not recorded any revenues from royalties. The Company's funding has been used for product development by ZAE and accordingly has been expensed by the Company. On January 18, 2000, the Company and ZAE mutually agreed to terminate the relationship. As part of that termination, ZAE has agreed to repay all amounts previously funded by the Company; however due to the financial condition of ZAE, management has elected to fully reserve this receivable and will only be recorded as payments are received. AS of March 28, 2000, no payments had been received.

7.    EQUITY

COMMON STOCK

The original issuance of common stock was for 150,000 shares valued at $.01 per share for a note payable in an equal amount. The Company had a stock split of 60 for 1 on February 27, 1997, which was retroactively applied. The stock split resulted in the restatement of the 150,000 shares of common stock to 9,000,000 shares of common stock with a par value of $9,000. The par value of $9,000 was greater than the original consideration received of $1,500 resulting in the $7,500 deficit in additional capital.

In 1996, $500,000 in debt outstanding was converted to 3,000,000 shares of common stock. No gain or loss was recorded on this transaction, as management believes the 3,000,000 shares approximated the full value of the debt outstanding on the conversion date.

In April 1999, the Company and one of its original promoters finalized an agreement whereby 1,000,000 shares of stock previously issued to the promoter, on the condition that he join the Company as a full time employee, were returned as it was agreed that the promoter will not join the Company as a full-time employee.

In 1999, the Company determined it would be appropriate to award Kingdom Capital, its investor and public relations firm a bonus in the form of the Company's Common Stock in the amount of 600,000 shares valued at $600,000 which was charged to expense in June 1999. In addition, the Company granted this firm an additional 150,000 shares valued at $150,000 for future services through December 31, 1999. which has been fully expensed as of December 31, 1999. The Company granted stock in lieu of cash due to its limited liquidity situation at the time of the decision.

From January 1, 2000 through March 24, 2000, the Company sold 155,000 shares of its common stock for $1 per share in a series of transactions.

Stock Option Plan

The Company has elected to follow APB 25 and related interpretations in accounting for its stock based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

During 1999, the Company introduced a stock option plan: the 1999 Employee Stock option Plan (Employee Plan). The Employee Plan has authorized the grant of incentive and non-qualified stock options to employees for up to 4,000,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999: risk-free interest rate of 6.29%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .828; and a weighted-average expected life of the option of 3.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 1999 are not necessarily indicative of the effects on reported net income
(loss) for future years. The Company's pro forma information as of December 31, 1999 is as follows:


Pro forma net loss                               $  (3,829,121)
Pro forma basic and diluted net loss per share   $       (0.21)

Based on the Black-Scholes method, the fair value of the options granted as of December 31, 1999 is as follows:

Number of options issued at fair market value of stock               2,450,000
Weighted-average fair value of options                                   $0.62
Weighted-average exercise price of options                               $1.00

Number of options issued in excess of fair market value of stock     1,000,000
Weighted-average in fair value of options                                $0.58
Weighted-average exercise price of options                               $1.10


A summary of the Company's stock option activity, and related information for the year ended December 31, 1999 is as follows:

                                                    Weighted Average
                                       Options       Exercise Price
                                     ------------   ----------------
Outstanding, beginning of year                 -        $     -
Granted                                 3,450,000          1.03
Exercised                                      --            --
                                     ------------
Outstanding, end of year                3,450,000        $ 1.03
                                     ============

Exercisable at end of year                837,500        $ 1.03
                                     ============

Exercise prices for options outstanding as of December 31, 1999 ranged from $1.00 to $1.10. The weighted-average remaining contractual life of those options is 8.2 years.

On February 23, 2000, the Board of Directors approved the grant of an option to purchase 200,000 shares at $1 per share of the Company's common stock to the Company's external general counsel to serve for on the Company's newly formed CEO Committee. The fair value of these options of approximately $172,000 will be charged to expense in 2000. These options vest immediately and are fully exercisable and non-forfeitable.

8.  Line of Credit

In February 2000, the Company obtained a line of credit from a financial institution in the amount of $1.3 million. This line of credit was personally guaranteed by the Company's Chairman and Chief Executive Officer. In connection with their personal guarantees, the two individuals were granted warrants to purchase 1.95 million shares of the Company's common stock at $1 per share. The warrants are fully vested and immediately exercisable and have a 10 year life. The estimated fair value of these warrants, $1.677 million, will be charged to expense immediately as a fee for the guarantee.

9.  Acquisition

Effective January 18, 2000, Micro-ASI completed the acquisition of the outstanding common stock (BTI Common Stock) of Best Technologies, Inc., a Texas corporation (BTI), from the sole shareholder of BTI (Seller), pursuant to a stock purchase agreement (including all Exhibits and Schedules thereto and documents executed in connection therewith, the "Agreement"). BTI is an electronics contract manufacturer headquartered in Wylie, Texas. In connection with the Agreement, one share of preferred stock of BTI (BTI Preferred Stock) was created and issued to the Seller. The Company, as the holder of the BTI Common Stock, has the right to appoint one director to the three member Board of Directors of BTI. Seller, as holder of the BTI Preferred Stock has the right to appoint two directors to the three-member Board of Directors of BTI and certain other voting rights. Pursuant to the Agreement, the Company will receive the outstanding BTI Preferred Stock upon the satisfaction of certain obligations, including, but not limited to, the completion of an initial public offering of the Company's Common Stock.

The total aggregate purchase price for the BTI Common Stock is approximately $5.3 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note); (iii) a promissory note from BTI to the Seller and guaranteed by the Company in the amount of $600,000, due the earlier of (a) March 31, 2000 or (b) ten days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Cash Note); and additionally, the Company has committed to purchase $750,000 of capital expenditures to be used in BTI's flip-chip assembly due ninety days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Capital Contribution). Furthermore, the payment of the Cash Note, the Purchase Note and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. The acquisition of BTI provides the Company with manufacturing capabilities to produce the redesigned products and offer turnkey solutions to its customers. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Change in Accountants:

On March 31, 1999, the Board of Directors approved a change in independent accounting firms to be effective for its audit of the 1998 financial statements. The Board believed it was in the best interest of the Company to engage a larger accounting firm. The prior firm, Jones, Jensen and Company, was dismissed in favor of Ernst & Young LLP.

Micro-ASI had no disagreements with Jones, Jensen and Company on any accounting or reporting issues Jones, Jensen and Company had performed the audit the previous two years (1997 and 1996) and had issued an unqualified opinion with the going concern disclaimer indicating that Micro-ASI was a development stage company. A letter from Jones, Jensen and Company agreeing with the above statements is incorporated by reference as an exhibit in its Form 10-SB/A.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

Shown in the table below are the Directors, Officers and Significant Employees of the Company. The Company will be dependent on the services of its management and key personnel, particularly Cecil E. Smith, Jr. and Joel E. Claybrook. Although the Company does not anticipate losing any of its key executives, the loss of any key member of management could have an adverse effect on the Company's operations.

            Name                                                Director/
              /                                                 Director     DirectorClass/                  Significant
             Age                         Position                 Since          Term         Officer         Employee
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
Cecil E. Smith, Jr.  61        Chairman of the Board of             X             III                             X
                               Directors                          2/95          3 Years
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

                               President,                           X             III
Joel E. Claybrook              Chief Executive Officer,           4/98          3 Years          X                X
50                             Chief Financial Officer,
                               Member, Board of Directors
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

                               Director of International            X             II                              X
Dr. Meng-Sheng Lin  55         Development                        6/99          2 Years
                               Member, Board of Directors
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

Dr. Myles Welborn              Member, Board of Directors           X              I
71                                                                9/99          1 Year
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

James Hamner                   Member, Board of Directors           X              I
61                                                                9/99          1 Year
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
                               Executive Vice President and
Dr. James Dukowitz  54         Chairman of the Executive                                         X                X
                               Committee of the Office of
                               the Chief Executive
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
                               Vice President of
Jerry Kline                    Technological Development                                                          X
42
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
                               Vice President of
Scott Smith                    Manufacturing Operations                                                           X
39
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

Tom Miller                     Vice President - Computer SBU                                                      X
48
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

Ari Reubin                     Vice President -                                                                   X
36                             Telecom/Internet SBU
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

On December 15, 1999, the Company held their Annual Meeting of Shareholders. At that meeting, the shareholders approved the new slate of directors as described in the Company's Proxy Statement filed on December 3, 1999. The Shareholders also approved a change in the terms of office for members of the Board of Directors, which is described in the detailed Proxy Statement, which is incorporated by reference.

CECIL E. SMITH, JR., 61, serves as Chairman of the Board of Directors of the Company. Since 1973, Mr. Smith has served as Chief Executive Officer of S&N Corporation ("S&N"), a provider of strategic planning and business development services to the electronics industry. Mr. Smith served as a director for Microelectronic Packaging Systems, Inc. from 1991 to 1996, and as Executive Vice President and Director of Alcoa Electronic Packaging, Inc. from December 1988 to March 1992. Mr. Smith attended the University of Texas and performed advanced studies with the American Management Association (Executive Development) in Hemphill, New York and Bell Laboratories (Advanced Semiconductor Technology) in Phillipsburg, Pennsylvania.

JOEL E. CLAYBROOK, 50, serves as a member of the Board of Directors, and as President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Claybrook has 25 years experience in finance, marketing, and administrative management including over 10 years experience in sales management with the high tech and communications industries. Prior to joining Micro-ASI, Inc. in 1998, Mr. Claybrook served four years as General Partner of Hawk Financial Company, Ltd., an automobile finance company. From 1992 to 1993, he served as Chief Financial Officer for Pinpoint Communications, Inc., a Texas based high-tech wireless data communications company. Mr. Claybrook, a Certified Public Accountant, has served as chief financial officer of several companies and practiced as a financial consultant to the service, distribution, and manufacturing industries. He received a Bachelor of Business Administration degree in 1971 from The University of North Texas.

DR. MENG-SHENG LIN, 55, serves as a member of the Board of Directors and as Director of International Development. Dr. Lin has taught and practiced medicine for 29 years. Dr. Lin earned her Doctor of Medicine degree from Peking China Medical College in 1970. As well, from 1982-83, Dr. Lin was a Postdoctoral Fellow with the World Health Organization at the M.D. Anderson Hospital & Tumor Center, University of Texas Health Science Center.

DR. MYLES WELBORN, 71, has 40 years experience in dentistry, and has served as teacher and principal in the Texas school system. Upon earning a Bachelors Degree from Hardin-Simmons University in 1949, Dr. Welborn served in the Army for three years, attaining the rank of Corporeal Chief of Congressional Section of the General's Office. After the military, he spent several years in education as a teacher and principal in elementary schools. Dr. Welborn attended the Baylor College of Dentistry, earning a DDS with honors. Since 1960 he has been practicing dentistry.

JIM HAMNER, 61, has forty years of business experience, specializing in information technology. He began his professional career in 1960 at the U.S. Naval Ordnance Laboratory in Corona, California, working in early computing evaluations of missile development and testing. Since 1998, Mr. Hamner has been employed as a Senior Manager at Andersen Consulting in Dallas. For 32 years prior to 1998, he was employed by Texas Instruments in Dallas, Texas in multiple technical, management, and administrative roles. He holds a Bachelors Degree in Mathematics from Baylor University.

DR. JAMES A. DUKOWITZ, 54, is the Executive Vice President and Chairman of the Executive Committee of the Office of the Chief Executive. Dr. Dukowitz holds a Ph.D. from Massachusetts Institute of Technology, where he also served as Special Assistant to MIT President Dr. Jerome Wiesner to establish the Congressional Office of Technology Assessment. Prior to 1999, Dr. Dukowitz spent over 20 years with Texas Instruments, Dallas, Texas, serving as President of TI Asia and TI China for six years; Vice President of European and Latin American Marketing; and Vice President, Corporate Staff with responsibilities for Corporate Strategic Planning, Corporate Marketing, and Corporate Relations.

JERRY KLINE, 42, has been with the Company since February 1999 and is responsible for Technological Development. Prior to joining the Company, Mr. Kline served 15 years with Raytheon Systems as Manager of Hardware Design for major military weapons systems. His most recent assignment at Raytheon was a $30,000,000 upgrade to a key avionics package for the F-16 aircraft. He is a 1980 graduate of Texas A&M University with a Bachelor of Science in Electrical Engineering degree and is a member of the Institute of Electrical and Electronics Engineers.

SCOTT SMITH, 39, has been with the Company since February 1999 and is responsible for Manufacturing Operations. For the prior year, Mr. Smith was General Manager of the Dallas based manufacturing operations of Xetel Corporation, a large subcontract manufacturer of semiconductor products. Prior to his Xetel experience, Mr. Smith served six years as Vice President of Marketing and Sales for Outsource Solution, Inc. He has more than 16 years of electronic contract manufacturing experience in both the United States and Mexico. He has been involved in a number of successful start-up operations and held various positions with Alcoa Corporation in the Electronic Packaging Group, specializing in semiconductor packaging and manufacturing. Mr. Smith is a 1982 graduate of Baylor University with a Bachelor of Science degree. Scott is the son of Cecil E. Smith, Jr.

TOM MILLER, 48, serves as Vice President and General Manager of the Computer Strategic Business Unit for the Company. For the past two years, Mr. Miller was Vice President and General Manager of the Commercial Division of Acer America Corporation, responsible for the sales of Acer's brand of computers to the business market. Prior to Acer, Mr. Miller spent 23 years with Texas Instruments where he started in Sales Management for the Data Systems Division, moving to Marketing for the Data Systems Group, Manager of the Travel Industry Business Unit for the Peripheral Products Division, Vice President of Sales and Marketing for Personal Products Group, and Vice President of the Mobile Computing Group. He holds a Masters of Business Administration degree from The University of Texas at Austin and a Bachelor of Science degree in Industrial Management/Computer Science from Purdue University.

ARI REUBIN, 36, serves as Vice President and General Manager of the Telecom/Internet Strategic Business Unit for the Company. For over ten years he was with Texas Instruments where he served as Director and CEO of the worldwide Digital Image Sensor Products group, Director of Strategic Alliances for the Notebook Computer group, Manager of Technology Transfer for TI at ESMATECH, Manager of worldwide marketing for Quality Assurance Products, and key engineering positions in semiconductor packaging. He holds a BS in Materials Engineering from Michigan State University, an MS in Materials Engineering from University of Illinois at Urbana-Champaign. He has also completed studies at Wharton Business School of Business Strategy, Mergers and Acquisitions, Finance and Law.

ITEM 10 EXECUTIVE COMPENSATION:

From inception to December 31, 1998, the Company had not paid any salaries to its officers. Beginning January 1, 1999, the Company started paying Joel E. Claybrook, President and CEO, an annual salary of $180,000. Cecil E. Smith, the Company's Chairman of the Board received $15,000.00 per month for consulting services and $10,000.00 per month for travel expenses, which was paid to his company S&N Consulting. This contract ended September 30, 1999 and he joined the Company as a salaried employee on October 1, 1999 at a salary of $180,000 per year.

On June 16, 1999, Dr Meng-Sheng Lin, in connection with an $860,000 purchase of Common Stock of the Company, was appointed to serve as a member of the Board of Directors. Additionally, on July 1, 1999, Dr. Lin joined the Company in the capacity of Director of International Development with an annual salary of $180,000.

On September 1, 1999, Dr. James A. Dukowitz joined the Company at a salary of $180,000 per year. Dr. Dukowitz has deferred 75% of his salary until the first quarter of 2000, at which time the deferred salary will be paid. Dr. Dukowitz will receive full salary beginning January 1, 2000.

There are no compensatory plans or arrangements with respect to any person named as a director, officer, promoter, or control person which would result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or due to any change of control. On February 23, 2000, the Board of Directors approved and entered into Employment Agreements with Cecil E. Smith, Jr. and Joel E. Claybrook which are attached as Exhibits.

                                         Summary Compensation Table
                                                Annual         Long Term
                                             Compensation     Compensation
                                             ------------     ------------                All Other
Name and                            Fiscal      Salary        Options/SAR's             Compensation
Principal Position                   Year       ($) (1)          (#)(6)(7)               ($)(2) (3)
------------------                  ------      -------        -----------              ------------
Cecil E. Smith, Jr.                  1999        45,000          750,000                   255,000
  Chairman of the                    1998                                                  330,000
  Board  (2)                         1997                                                  135,000
Joel E. Claybrook                    1999       180,000          750,000
  President & CEO                    1998                                                   95,000
  (3)                                1997                                                   40,000
Dr. James A. Dukowitz                1999        15,000          400,000
  Executive Vice President
  & Chairman of the
  Executive Committee of
  the Office of the Chief
  Executive (4)
Dr. Meng-Sheng Lin                   1999        90,000          500,000
  Director of Int'l
  Development (5)

----------------------------
(1) Salaries shown above are for the 12 months ended December 31, 1999.
(2) Cecil E. Smith, Jr. received consulting fees and expenses in lieu of salary until October 1, 1999. This consulting agreement ended September 30, 1999 when Mr. Smith became an employee of the Company.

(3) Joel E. Claybrook received consulting fees and expenses in lieu of salary until December 31, 1998. This consulting agreement ended December 31, 1998 when Mr. Claybrook became an employee of the Company.
(4) Dr. Dukowitz joined the Company September 1, 1999. He is deferring $45,000 of his salary until January 2000.
(5) Dr. Lin joined the Company July 1, 1999.
(6) The above officers and directors were granted options pursuant to the 1999 Stock Option Plan. The total options granted have been included in the above table.
(7) A Special Meeting of the Shareholders was held on March 1, 2000 at which time the Shareholders approved an increase in the authorized shares of Common Stock and Preferred Stock.

OPTION EXERCISES AND HOLDINGS

            The following table sets forth information regarding options granted under the 1999 Stock Option Plan for each of the executive officers and employees named below:

Name                     Number of    % of        Exercise   Expiration   Number of     % of          Exercise   Expiration
                         Securities   Total       Price      Date         Securities    Total         Price      Date
                         Underlying   Incentive   Per                     Underlying    Non-Qualified per
                         Incentive    Options     Share ($)               Non-Qualified Options       Share ($)
                         Options (#)  Granted                             Options       Granted
                         (1) (2)      in 1999                             (#)(3)        in 1999
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Cecil E. Smith, Jr.          500,000      18.3%        1.10     9/6/2004       250,000      50.00%        1.00      9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Joel E. Claybrook            500,000      18.2%        1.10     9/6/2004       250,000      50.00%        1.00      9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Dr. Meng-Sheng Lin           500,000      18.2%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Dr. James Dukowitz           400,000      14.4%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Scott Smith                  250,000       9.1%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Jerry Kline                  200,000       7.3%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Tom Miller                   200,000       7.3%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Ari Reubin                   200,000       7.3%        1.00     9/6/2009
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------

------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------
Totals                     2,750,000     100.00%                               500,000     100.00%
------------------------ ------------ ----------- ---------- ------------ ------------- -----------   ---------- -------------

(1) No shares have been exercised under this Plan.
(2) The Incentive options are first exercisable 25% in 1999, 25% in 2000, 25% in 2001 and 25% in 2002. The exercise price is $1.00 per share except for Messer's. Cecil E. Smith, Jr. and Joel E. Claybrook who have an exercise price of $1.10 per share.
(3) The Nonqualified options are first exercisable 20% per year for five years beginning in 1999 at $1.00 per share.


EMPLOYMENT CONTRACTS

On February 23, 2000, the Company entered into Employment Agreements with Cecil
E. Smith, Jr., Chairman of the Board, and Joel E. Claybrook, President and CEO.

The term of the Employment Agreements are for a period of four years, respectively, ending December 31, 2003. The base salaries were set at the current rates of $180,000 per year with any increases to be determined by the Board of Directors. Both are entitled to participate in all employee benefit plans. Both employees will be entitled to six weeks vacation per year. The Company will use its best efforts to nominate each individual for a position on the Board of Directors during the period of the Agreement and at any general election of directors. The Agreements provide provisions for termination by the Company with and without cause. Causes for termination are conviction of fraud, embezzlement, theft or other criminal conduct and willful misconduct or gross negligence. The Agreements also provide provisions for termination by the employees. Causes for termination by the employee are reduction in salary, significant reduction in aggregate value of benefits, material and willful breach of the Agreement by the Company, removal from position, significant adverse change in nature or scope of authority, change of control of the Company and assignment of any duties inconsistent with status of job description.

The Agreements provide that if the employees are terminated without cause or terminated for good reason by the employee, the Company will continue the installments of the base salary for a term of two years or the Agreement expiration date whichever is greater, the issuance of Common Stock fully paid and non-assessable and certain other payments.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following tables set forth, as of March 24, 2000, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record or was known by the Company to own beneficially more than 5% of the 19,560,111 issued and outstanding shares of the Company's Common Stock and the shareholdings of the officers and directors of the Company.

Title of Class        Name and Address                   Amount (1), (2)                     % of Class
-----------------     -----------------------------      -----------------------------       ---------------
Common                Cecil E. Smith, Jr. (4)            4,757,650                           22.4%
                      Park Central Plaza I               Chairman of the Board of
                      12655 N. Central Expressway.       Directors
                      Suite 1000
                      Dallas, Texas 75243

Common                Joel E. Claybrook (5)              2,148,700                           10.6%
                      Park Central Plaza I               President and
                      12655 N. Central Expressway.       Chief Executive Officer
                      Suite 1000                         Member, Board of
                      Dallas, Texas 75243                Directors

Common                Dr. Meng-Sheng Lin (6)             1,175,000                           6.0%
                      Park Central Plaza I               Director
                      12655 N. Central Expressway        Member, Board of Directors
                      Suite 1000
                      Dallas, Texas 75243

Common                Dr. Myles Welborn                  45,500                              .2%
                                                         Director
                                                         Member, Board of Directors

                      James Hamner                       0
                                                         Director
                                                         Member, Board of Directors

Common                Dr. James Dukowitz (7)             100,000                             .5%
                                                         Executive Vice President and
                                                         Chairman of the Executive
                                                         Committee of the Office of the
                                                         Chief Executive

Common                Robert J. Hoyt                     1,800,000                           9.3%
                      174 The Masters Circle             Beneficial Owner
                      Costa Mesa, CA 92627

All Directors &                                          8,226,850                           37.1%
Officers as a
Group
(6 persons)

     (1) The rules of the SEC provide that, for the purpose hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic, interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

     (2) Based on a total of 19,560,111 shares of Common Stock issued and outstanding as of the March 24, 2000. Shares of Common Stock subject to options that are exercisable within 60 days of March 24, 2000, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

     (3) The 1999 Stock Option Plan, which is fully described in the Company's Proxy Statement filed on December 3, 1999 and is incorporated herein by reference. An additional 837,500 shares could have been purchased by December 31, 1999, but no options were exercised.

     (4) Mr. Smith's shares include 175,000 shares that could be purchased under the proposed Stock Option Plan and 1,500,000 warrants granted in February 2000.

     (5) Mr. Claybrook's shares include 175,000 shares that could be purchased under the proposed Stock Option Plan and 450,000 warrants granted in February 2000.

     (6) Dr. Meng-Sheng Lin's shares 125,000 shares that could be purchased under the proposed Stock Option Plan.

     (7) Dr. Dukowitz's shares include shares that could be purchased under the proposed Stock Option Plan. If his options were exercised, he would own 100,000 shares representing .5% of the outstanding shares after the shares were exercised. Dr. Dukowitz does not currently own any shares of stock.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Micro-ASI's promoters were as follows:

                                 Percentage Ownership
                                ----------------------
          Name                  Initially    Currently
          ----                  ---------    ---------
Cecil E. Smith  (1)                 45.00%        17.5%
Joel E. Claybrook  (1)              12.50         10.0%
Timothy M. Da Silva  (1) (2)        12.50%         3.1%
Robert J. Hoyt  (3)                 15.00%         9.4%
BLB Financial, Inc.  (4)            10.00%         0.0%

     (1) Cecil E. Smith, Joel E. Claybrook and Timothy M. Da Silva were the initial officers and directors of the Company and they each received ownership interests in the Company as a result of being founders. The percentage ownership interest of Mr. Smith and Mr. Claybrook has decreased due to dilution from sales of stock.

     (2) The percentage ownership interest of Mr. Da Silva has decreased because he is no longer associated with the Company. Mr. Da Silva returned 1,000,000 shares to the Company and was issued 100,000 shares.

     (3) Robert J. Hoyt loaned the Company $500,000 which was converted to a 15% ownership interest in the Company. His percentage ownership interest has decreased due to dilution from sales of stock.

     (4) BLB Financial received a 10% ownership interest in the Company to provide future services of financial consulting and managing investor relations. The collective percentage ownership interest of BLB, including its affiliate Highland Funding and control individuals of these entities, has increased due to additional stock being issued in consideration of providing Micro-ASI with convertible note financing and financial consulting. BLB Financial was dissolved and the shares of Micro-ASI were dispersed to the various owners of BLB. No one owner holds more than five percent.

Cecil E. Smith, Jr., Chairman of the Board was retained by the Company under a consulting agreement that ended September 30, 1999, at which time he joined the Company as a full time employee. Prior to becoming an employee, Mr. Smith was paid consulting fees plus travel expenses of approximately $330,000, and $255,000 for the years ended December 31, 1998 and 1999, respectively. This contract ended September 30, 1999, and Mr. Smith became a salaried employee on October 1, 1999.

The Company had a consulting agreement with a firm owned by the Company's President and Chief Executive Officer for administrative and financial management. Fees and expenses paid totaled $95,000 for the year ended December 31, 1998.

On May 7, 1999, the Company entered into a consulting contract with Darwin's-Beagle.Com, Inc. Ari Reubin and Dr. James Dukowitz are partners of this consulting firm. The Company paid Darwin's Beagle.Com, Inc. consulting fees per their contract in the amount of $70,000 in cash for services rendered from May 1999 through August 1999. The agreement also called for the issuance of 28,000 shares of the Company's Common Stock, which were issued in March 2000.

The Company paid $55,000 to Willow Technologies, a company controlled by Pat Antaki, who owns 1.2% of the Company's Common Stock, for the year ended December 31, 1998.

The Company paid approximately $10,213 in consulting fees and expenses to James Hamner for the year ended December 31, 1999. These fees were for consulting services in conjunction with the three redesign projects.

The terms of the related party transactions were favorable to the Company and are equal to services that could be obtained by unaffiliated parties.

PART III

ITEM 13(a) INDEX TO EXHIBITS:


The following documents are filed as exhibits to this Form 10SB/A:


 (2)  Articles of Incorporation and Bylaws


       Exhibit 2.1 Second Amended and Restated Articles of Incorporation


(10)  Material Contracts:


       Exhibit 10.1 - Employment Agreement - Cecil E. Smith, Jr.


       Exhibit 10.2 - Employment Agreement - Joel E. Claybrook


(27)  Financial Data Schedules


       Exhibit 27.1  Financial Data Schedule


       Exhibit 27.2 Financial Data Schedule

13(b) Form 8-K Reports filed in last quarter of year

       None

         ITEM 2 DESCRIPTION OF EXHIBITS:

The Exhibits listed in Item 1 of this Part III are filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the issuer has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Issuer:

                                     Micro-ASI, Incorporated

Date:

March 30, 2000                       /s/ Joel E. Claybrook
                                     ---------------------

                                     By: Joel E. Claybrook, President

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
   2.1      Second Amended and Restated Articles of Incorporation

  10.1  -   Employment Agreement - Cecil E. Smith, Jr.

  10.2  -   Employment Agreement - Joel E. Claybrook

  27.1      Financial Data Schedule

  27.2      Financial Data Schedule