Form 10QSB
period 2000-03-31
MICRO ASI INC
filed 2000-05-15
CIK 1090293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-27027

                                 MICRO-ASI, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

             TEXAS                                            75-2586030
   (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
        OF INCORPORATION)                               IDENTIFICATION NUMBER)

   12655 NORTH CENTRAL EXPRESSWAY
   SUITE 1000                                                   75243
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

         Yes [X]   No [ ]

     As of May 9, 2000, there were 22,545,961 shares of Common Stock, par value $0.001 per share, outstanding and 8,000,000 shares of Preferred Stock, par value $0.001 per share.

                                 Micro-ASI, Inc.
                          (a development stage company)

                                 Balance Sheets
                                    unaudited

                                                                            DECEMBER 31,          MARCH 31,
                                                                                1999                2000
                                                                            ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    551,292       $  1,144,062
                                                                            ------------       ------------
Total current assets                                                             551,292          1,144,062

Property and equipment, net                                                       89,635            356,231
Other assets                                                                      27,121          4,608,875
                                                                            ------------       ------------
Total assets                                                                $    668,048       $  6,109,168
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $    583,493       $    558,430
  Accrued expenses                                                                    --            175,890
  Accrued interest                                                                    --             31,250
  Notes payable                                                                       --          1,420,440
                                                                            ------------       ------------
Total current liabilities                                                        583,493          2,186,010

Note payable                                                                          --          2,501,941
                                                                            ------------       ------------
Total liabilities                                                                583,493          4,687,951

Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized shares - 15,000,000                                                    --
  Common stock, $.001 par value:
    Authorized shares - 75,000,000
    Issued and outstanding shares -19,227,111 at December
       31, 1999 and 22,039,961 at March 31, 2000 (unaudited)                      19,227             22,040
  Additional capital                                                           5,767,295          9,947,333
                                                                                      --
  Deficit accumulated during the development stage                            (5,701,967)        (8,548,156)
                                                                            ------------       ------------
Total stockholders' equity                                                        84,555          1,421,217
                                                                            ------------       ------------
Total liabilities and stockholders' equity                                  $    668,048       $  6,109,168
                                                                            ============       ============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Operations
                                    unaudited

                                                   THREE MONTHS       THREE MONTHS       CUMULATIVE FROM
                                                      ENDED              ENDED           FEBRUARY 1, 1995
                                                     MARCH 31,          MARCH 31,      (INCEPTION) THROUGH
                                                       2000               1999           MARCH 31, 2000
Revenues                                           $         --       $         --     $           --

Expenses:
  Research and development                              189,401            116,812          1,530,402
  General and administrative                          2,604,755            318,437          6,902,967
Equity in income of Best Technologies, Inc.               2,906                 --              2,906
                                                   ------------       ------------     --------------

Operating loss                                       (2,791,250)          (435,249)        (8,430,463)

Other income (expense):
  Interest and other income                               2,766              3,415             41,019
  Interest expense                                      (57,705)            (1,750)          (158,702)
                                                   ------------       ------------     --------------

Net loss                                           $ (2,846,189)      $   (433,583)    $   (8,548,146)
                                                   ============       ============     ==============

Basic and diluted net loss per share               $      (0.15)      $      (0.03)
                                                   ============       ============
Weighted average shares outstanding                  19,372,008         16,818,482
                                                   ============       ============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Cash Flows
                                    unaudited

                                                        THREE MONTHS       THREE MONTHS     CUMULATIVE FROM
                                                           ENDED              ENDED        FEBRUARY 1, 1995
                                                          MARCH 31,          MARCH 31,    (INCEPTION) THROUGH
                                                            2000               1999          MARCH 31, 2000
OPERATING ACTIVITIES
Net loss                                                $ (2,846,189)      $   (433,584)      $ (8,548,156)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                  30,025              2,500             79,112
Common stock issued to incorporators                              --                 --              1,500
Common stock issued for services                           1,455,000                 --          2,261,776
Changes in operating assets and liabilities:
Accounts payable                                             (25,063)           (53,324)           540,616
Accrued expenses                                             175,889                 --            175,889
Accrued interest                                              31,250              1,749             31,250
Other assets                                                   3,818                 --             (5,490)
                                                        ------------       ------------       ------------
Net cash used in operating activities                     (1,175,270)          (482,659)        (5,463,503)

INVESTING ACTIVITIES
Capital expenditures, net                                   (296,474)           (60,122)          (435,196)
Net investment in subsidiary                                 (69,051)                --            (69,051)
                                                        ------------       ------------       ------------
Net cash provided by (used in) investing                    (365,525)           (60,122)          (504,247)
  activities

FINANCING ACTIVITIES
Proceeds from issuance of notes                              208,467                 --            803,467
Sales of common stock                                      2,727,851            853,823          7,078,186
Contributed capital                                               --                 --             57,912
Principal payments on notes                                 (802,753)                --           (827,753)
                                                        ------------       ------------       ------------
Net cash provided by financing activities                  2,133,565            853,823          7,111,812
                                                        ------------       ------------       ------------

Net increase in cash and cash equivalents                    592,770            311,042          1,144,062
Cash and cash equivalents at beginning of period             551,292            177,821                 --
                                                        ------------       ------------       ------------
Cash and cash equivalents at end of period              $  1,144,062       $    488,863       $  1,144,062
                                                        ============       ============       ============
SUPPLEMENTAL INFORMATION
Cash paid for interest                                  $     26,455                 --       $     84,028
                                                        ============       ============       ============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

1.   BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the audited financial statements included in the Form 10-KSB-Annual Report, are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The balance sheet at December 31, 1999 was derived from the audited Balance Sheet at that date which is not presented herein. The unaudited financial statements for the three month periods ended March 31, 2000 and 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position and results of operations for such periods. The results for the three months in the period ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the results to be expected for a full year.

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


     NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding. Options and warrants to purchase 5,400,000 shares of common stock are excluded from the calculation of diluted net loss per share as the impact of these shares is anti-dilutive.

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


2.   NOTE PAYABLE AND LINE OF CREDIT

The short-term note payable for $1,416,667 is a convertible note from the Company to the seller of BTI (see note 7-Acquisition) due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company. The note payable for $2,500,000 is a promissory note from the Company to the seller of BTI (see note 9-Acquisition) due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company. Both notes are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock.

In February, 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution. This line of credit is personally guaranteed by Cecil E. Smith, Jr., and Joel E. Claybrook.


3. INCOME TAXES

At December 31, 1999, the Company's net deferred tax assets of approximately $3.1 million related primarily from net operating loss carryforwards for federal income tax purposes, which begin expiring in 2011. The tax benefit of the net operating loss carryforwards is fully offset by a valuation allowance due to uncertainty related to future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements. During the three months ended March 31, 2000, the valuation allowance increased by $1.0 million. No other significant reconciling items exist between the actual effective tax and the expected effective tax rate for 1999.


4. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with a firm owned by the Company's Chairman for the design, development and marketing of MCMs. Fees and expenses paid totaled $75,000 for the three months ended March 31, 1999. This agreement ended September 30, 1999 when the Chairman joined the Company full time.

The Company paid $0 and $135,600 for the three months ended March 31, 2000 and 1999, respectively, to Kingdom Capital for financial and investor relations services. Kingdom Capital is a stockholder in the Company.

The Company paid J&N $0 and $14,000 for financial consulting services for the three months ending March 31, 2000 and 1999, respectively. J&N is a stockholder of the Company.

The Company had a consulting contract with a company owned by two current employees of the Company. from May 1999 through August 1999, prior to them joining the Company as employees.. The agreement also called for the issuance of 28,000 shares of the Company's stock, which were issued in March 2000.

The Company paid approximately $8,700 in consulting fees and expenses to James Hamner for the three months ended March 31, 2000. James Hamner is a director of the Company.

The terms of the related party transactions were favorable to the Company and are equal to services that could be obtained by unaffiliated parties.


5. COMMITMENTS

On April 6, 2000 the Company entered into a lease for its Corporate Offices. This lease commences on May 1, 2000 and is for a two year term. Base rent is $11,433.25 per month. Total base rent under this lease is $137,199.

On April 10, 2000, the Company entered into a lease for its Technology Integration Deployment Center. This lease commences on May 1, 2000 and is for a five year term. Base rent is $9,235 per month through April 2001 and $9,654 per month for the period of May 2001 through April 2005. Total base rent under this lease is $574,218.

On May 4, 2000, the Company entered into an agreement with Raith Enterprises, an Investor Relations Company. Raith will provide services for one year at a monthly fee of 15,000 shares of common stock in the Company or a total of 180,000 shares to be prepaid upon signing of the agreement. On May 9, 2000, 180,000 shares of Common Stock were issued to Raith.



6. EQUITY

     COMMON STOCK

For the period of January 1, 2000 through March 31, 2000, the Company raised $2,732,851 through the issuance of its common stock at $1.00 per share.

On February 23, 2000, the Board of Directors granted 1,500,000 and 450,000 warrants to Cecil E. Smith, Jr. and Joel E. Claybrook, respectively. These warrants were granted in conjunction with their personal guarantees of a line of credit for the Company. The warrants have an exercise period of 10 years and are exercisable at $1.00 per share. The face value of these warrants of $1.4 million was expensed as a fee associated with obtaining the line of credit.

On February 23, 2000, the Board of Directors approved the grant of 200,000 Non-Qualified Stock Options to David H. Segrest, a partner in the law firm of Gardere & Wynne, LLP., the Company's legal counsel. These options were granted to Mr. Segrest as payment in lieu of cash as a member of the Executive Committee of the Office of the CEO. These options are exercisable at $1.00 per share with a duration of ten years. The face value of these options of $172,000 will be expensed over the estimated term of his tenure on the Executive Committee, currently estimated at $17,200 per year.

During the month of April 2000, the Company sold 1,600,000 units consisting of 5 shares of preferred stock and 3 warrants each for a total of 8,000,000 shares of preferred stock and 4,800,000 warrants. Net proceeds to the Company were $7,575,000. Dividends on the preferred stock shall accrue at the rate of 10% per annum and are payable in kind through issuance of additional preferred shares. The preferred stock holders are entitled to preference on liquidation. The Corporation has the right to redeem the preferred shares at $1.65 per share prior to December 31, 2000. The preferred stock holders have rights to convert to common stock at a time and amount based on the performance of the Corporation. The preferred stock holders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Corporation require approval of the preferred stock holders. The preferred stock holders have limited preemptive rights to acquire additional shares of the Corporation's Stock. Additionally, options to purchase 300,000 shares of common stock were granted to Frost Securities and 150,000 and 175,000 shares of common stock were granted to David Segelov and Jason Cooper, respectively, for their assistance in raising the above financing.



7. ACQUISITION

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

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note). Furthermore, the payment of the Cash Note, the Purchase Note and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied. Additionally, the Company has paid off a promissory note owed by BTI to the selling shareholder of $600,000. The Company's current investment in BTI as of March 31, 2000 is approximately $4.6 million.

For the quarter ended March 31, 2000, BTI had revenues of $764,390, gross margin of $225,931, and net income of $2,906.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation (1) general economic and business conditions, (2) ability to cost effectively integrate multiple technologies, (3) effect of future competition, and (4) failure to raise needed capital.

GENERAL

The Company is a development stage company and to date has had no revenues. The primary activities to date have been limited to forming the management team, research and development and identifying products to redesign utilizing flip-chip technology. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. The following financial information shows results of operations for the three months ended March 31, 2000 and 1999, respectively. This Form 10-QSB should be read in conjunction with the Form 10-KSB which was filed on March 30, 2000.

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

RESULTS OF OPERATIONS:

The following financial information shows results of operations for the three months ended March 31, 2000 and 1999, respectively.

                                              Period Ended
                                              ------------
                                   March 31, 2000      March 31, 1999
                                   --------------      --------------
Interest and Other Income           $      2,766       $      3,415
Equity in income of BTI                    2,906                  0
Research and Development                 189,401            116,812
General and Administrative             2,604,755            318,437
Interest Expense                          57,507              1,750
                                    ------------       ------------
Net Loss                            $ (2,846,189)      $   (433,583)
                                    ============       ============

The increase in research and development expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due primarily to the initial work on the three projects secured by the Company. As of January 18, 2000, ZAE and Micro-ASI mutually agreed to terminate their relationship. Charges related to ZAE in the amount of $62,000 and $0 were paid during the three months ended March 31, 2000 and 1999, respectively.

The increase in General and Administrative expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily attributable to increases in consulting fees, salaries and related payroll expenses, legal and professional fees, and a non-cash expense related to the issuance of warrants. Consulting fees were approximately $124,666 and $64,100 for the three months ended March 31, 2000 and 1999, respectively. The consulting fees were for financial, administrative, sales and marketing and increased due to the increased activities of the company and the initial redesign activities of the Company. Salaries and related payroll expenses were approximately $443,496 and $83,729. These expenses were for financial, administrative, sales and marketing personnel added due to the increased activities of the Company. Legal and professional fees were approximately $200,874 and $9,648 for the three months ended March 31, 2000 and 1999, respectively. The increases in these fees were primarily attributable to filing various required forms with the SEC, as Micro-ASI became a reporting company in November 1999. Investor relations fees were approximately $185,010 and $149,600 for the three months ended March 31, 2000 and 1999, respectively. The non-cash expense related to the issue of warrants related to obtaining a line of credit was $1,450,000 and $0 for the three months ended March 31, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Management completed a private placement of preferred stock netting $7,575,000 in April 2000. Accordingly, adjustments have been made in the schedules for additional equipment and employees and some items initially scheduled for purchase will now be leased. The proceeds from the sale of these securities are intended to provide for the following:

     o Leasing a facility for a Technology Integration Deployment Center ("TIDC"). This facility is intended to be a collection of capabilities, tools and technologies, staffed with engineers and technologists, The TIDC and its staff are a pivotal element of the Company's strategy to absorb, improve and create its intellectual property and innovative core technologies, and then to provide Micro-ASI customers with full, systems-level solutions leveraging these technologies.

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

     o    Providing working capital for daily operations.


Micro-ASI anticipates it will increase its number of employees from 11 to approximately 155 employees over a period of approximately 12 months. This includes the employees of BTI.

The Company anticipates that it will purchase or lease approximately $4.5 million in capital equipment during the year 2000. This includes production equipment and equipment for the TIDC. The Company also anticipates that it will lease an additional $12.3 million in both research and development equipment and production equipment to further increase the capacity of BTI over a period of the next 24 months.

The preferred stock purchasers also received 4.8 million warrants with an exercise price of $1.00 expiring ten years from purchase date.

Dividends on the preferred stock shall accrue at the rate of 10% per annum and are payable in kind through issuance of additional preferred shares. The preferred stock holders are entitled to preference on liquidation. The Corporation has the right to redeem the preferred shares at $1.65 per share prior to December 31, 2000. The preferred stock holders have rights to convert to common stock at a time and amount based on the performance of the Corporation. The preferred stock holders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Corporation require approval of the preferred stock holders. The preferred stock holders have limited preemptive rights to acquire additional shares of the Corporation's Stock.

During the three months ended March 31, 2000, the Company raised approximately $2,732,851 through the issuance of common stock.

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

In February 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution. This line of credit was personally guaranteed by Cecil E. Smith, Jr. and Joel E. Claybrook.



YEAR 2000 ISSUES

     The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. There are no material Year 2000 compliance requirements confronting the Company since it has no current operating business. The Company's current financial and administrative systems are fully compliant. Accordingly, the Company has experienced no ongoing remediation plans with respect to its current systems.

     Currently, the Company is not aware of the existence of any significant Year 2000 Issue with any its key vendors and potential strategic partners.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has no legal proceedings.

ITEM 2. CHANGES IN OR SALE OF STOCK

For the period of January 1, 2000 through March 31, 2000 the Company raised approximately $2,732,851 through the issuance of its common stock at $1.00 per share.

On February 23, 2000, the Board of Directors granted 1,500,000 and 450,000 warrants to Cecil E. Smith, Jr. and Joel E. Claybrook, respectively. These warrants were granted in conjunction with their personal guarantees of a line of credit for the Company. The warrants have an exercise period of 10 years and are exercisable at $1.00 per share.

On February 23, 2000, the Board of Directors approved the grant of 200,000 Options to David H. Segrest, a partner in the law firm of Gardere & Wynne, LLP., the Company's legal counsel. These options were granted to Mr. Segrest as payment in lieu of cash as a member of the CEO Committee. These options are exercisable at $1.00 per share.

For the period of April 1, 2000 through May 8, 2000, the Company raised $7,575,000 through the sale of its 8,000,000 shares of preferred stock at $1.00 per share less fees. Issued to the preferred holders were warrants for 4,800,000 shares of common stock.

On April 26, 2000, the Board of Directors approved the grant of 25,000 shares of common stock to James Dukowitz, an officer of the Company. These shares were granted in lieu of $25,000 deferred compensation and to Mr. Dukowitz.

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

                           MICRO-ASI, INC.

May 15, 2000               By: /s/ Joel E. Claybrook
                               -----------------------------------------------
                                   Joel E. Claybrook
                                   (President and Chief Executive Officer)

                                INDEX TO EXHIBITS

         Exhibit Number              Description
         --------------              -----------
              27.1                   Financial Data Schedule