Form 10KSB/A
period 1999-12-31
MICRO ASI INC
filed 2000-06-30
CIK 1090293

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

In 1999, the Company determined it would be appropriate to award Kingdom Capital, its investor and public relations firm a bonus in the form of the Company's Common Stock in the amount of 600,000 shares valued at $600,000 which was charged to expense in June 1999. In addition, the Company granted this firm an additional 150,000 shares valued at $150,000 for future services through December 31, 1999. which has been fully expensed as of December 31, 1999. The Company granted stock in lieu of cash due to its limited liquidity situation at the time of the decision. Kingdom Capital was contracted to provide assistance in development of an investor relations program for the Company; identification of potential equity investors; research on proposed new business opportunities; revising the Company's business plan, including financial projections, operating strategy, and business development strategy; executive management and board of directors search, selection, and recruitment; identification and selection of additional professional services; assistance in negotiations leading to strategic business relationships; and public and media relations including distribution of reports on the company to various print media and brokerage firms as prepared or approved by the company.

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

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note). The Company also guaranteed a promissory note from BTI to the Seller in the amount of $600,000, due the earlier of (a) March 31, 2000 or (b) ten days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Cash Note); and additionally, the Company has committed to purchase $750,000 of capital expenditures to be used in BTI's flip-chip assembly due ninety days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Capital Contribution). Furthermore, the payment of the Cash Note, the Purchase Note and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. The acquisition of BTI provides the Company with manufacturing capabilities to produce the redesigned products and offer turnkey solutions to its customers. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied.

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