Form 10QSB
period 2000-06-30
MICRO ASI INC
filed 2000-08-14
CIK 1090293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER: 0-27027

                                 MICRO-ASI, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

Yes [X]   No [ ]

As of July 31, 2000, there were 22,587,961 shares of Common Stock, par value $0.001 per share, outstanding and 8,000,000 shares of Preferred Stock, par value $0.001 per share, outstanding.

                                 Micro-ASI, Inc.
                          (a development stage company)

                                 Balance Sheets
                                    unaudited

                                                 DECEMBER 31,       JUNE 30,
                                                    1999              2000
                                                --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                     $      551,292    $    7,020,301
                                                --------------    --------------
Total current assets                                   551,292         7,020,301

Property and equipment, net                             89,635           455,340
Other assets                                            27,121         4,764,905
                                                --------------    --------------
Total assets                                    $      668,048    $   12,240,546
                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $      583,493    $      486,314
  Accrued expenses                                          --            25,060
  Accrued interest                                          --            68,403
  Notes payable                                             --             3,773
                                                --------------    --------------
Total current liabilities                              583,493           583,550

Notes payable                                               --         3,918,607
                                                --------------    --------------
Total liabilities                                      583,493         4,502,157

Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - 0
    at December 31, 1999 and
    8,000,000 at June 30, 2000 (unaudited)                  --             8,000
  Common stock, $.001 par value:
    Authorized shares - 75,000,000
    Issued and outstanding shares -19,227,111
    at December 31, 1999 and 22,587,961
    at June 30, 2000 (unaudited)                        19,227            22,588
  Additional capital                                 5,767,295        17,922,886
  Deficit accumulated during the development
  stage                                             (5,701,967)      (10,215,085)
                                                --------------    --------------
Total stockholders' equity                              84,555         7,738,389
                                                --------------    --------------
Total liabilities and stockholders' equity      $      668,048    $   12,240,546
                                                ==============    ==============

See accompanying notes

                                                   Micro-ASI, Inc.
                                            (a development stage company)

                                              Statements of Operations

                                       THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS     CUMULATIVE FROM
                                          ENDED           ENDED           ENDED            ENDED       FEBRUARY 1, 1995
                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,     (INCEPTION) THROUGH
                                          2000            1999            2000             1999         JUNE 30, 2000
                                       ------------    ------------    ------------    ------------    -----------------
                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
Revenues                               $         --    $         --    $         --    $         --    $              --

Expenses:
  Research and development                  293,319         259,076         482,720         375,888            1,823,721
  General and administrative              1,291,483       1,012,894       3,896,238       1,331,331            8,194,450
Equity in loss of Best
Technologies, Inc.                           32,283             --           29,377             --                29,377
                                       ------------    ------------    ------------    ------------    -----------------


Operating loss                           (1,617,085)     (1,271,970)     (4,408,335)     (1,707,219)         (10,047,548)

Other income (expense):
  Interest income and other income           90,414           4,029          93,180           7,444              131,423
  Interest expense                          (48,958)             --        (106,663)         (1,749)            (207,660)

                                       ------------    ------------    ------------    ------------    -----------------

Net loss                                 (1,575,629)     (1,267,941)     (4,421,818)     (1,701,524)         (10,123,785)
Preferred stock dividend declared            91,300              --          91,300              --               91,300
                                       ------------    ------------    ------------    ------------    -----------------
Net loss per share attributable to
  common shareholders                  $ (1,666,929)   $ (1,267,941)   $(4,513,118)   $ (1,701,524)   $      (10,215,085)
                                       ============    ============    ============    ============    =================

Basic and diluted net loss per share   $      (0.07)   $      (0.07)   $      (0.22)   $      (0.10)
                                       ============    ============    ============    ============

Weighted average shares outstanding      22,402,873      17,517,605      20,887,441      17,168,044
                                       ============    ============    ============    ============



See accompanying notes.

                                Micro-ASI, Inc.
                         (a development stage company)

                            Statements of Cash Flows

                                                    SIX MONTHS      SIX MONTHS       CUMULATIVE FROM
                                                      ENDED           ENDED          FEBRUARY 1, 1995
                                                     JUNE 30,        JUNE 30,      (INCEPTION) THROUGH
                                                       2000            1999           JUNE 30, 2000
                                                   ------------    ------------    -------------------
                                                    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                           $ (4,421,818)   $ (1,701,524)   $      (10,123,785)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                            61,370           4,737                85,916
Common stock issued to incorporators                         --              --                 1,500
Common stock issued for services                      1,652,000         647,400             2,458,776
Changes in operating assets and liabilities:
Accounts payable                                       (102,179)        (53,068)              486,314
Accrued expenses                                         25,060         (17,812)               25,060
Accrued interest                                         68,403              --                68,403
Other assets                                            (54,462)        (26,710)              (86,704)
                                                   ------------    ------------    ------------------
Net cash used in operating activities                (2,771,626)     (1,146,977)           (7,084,520)

INVESTING ACTIVITIES
Capital expenditures                                   (426,785)        (61,422)             (540,846)
Net investment in subsidiary                           (166,145)             --              (166,145)
Net investment in short term securities                      --        (500,573)                   --
                                                   ------------    ------------    ------------------
Net cash used in investing activities                  (592,930)       (561,995)             (706,991)

FINANCING ACTIVITIES
Proceeds from issuance of notes                         208,467              --               803,467
Sales of common stock                                 2,832,851       2,145,436             7,183,186
Sale of preferred stock                               7,595,000              --             7,595,000
Contributed capital                                          --              --                57,912
Principal payments on notes                            (802,753)                             (827,753)
                                                   ------------    ------------    ------------------
Net cash provided by financing activities             9,833,565       2,145,436            14,811,812
                                                   ------------    ------------    ------------------

Net increase (decrease) in cash and cash
  equivalents                                         6,469,009         436,464             7,020,301
Cash and cash equivalents at beginning of period        551,292         177,821                    --
                                                   ------------    ------------    ------------------
Cash and cash equivalents at end of period         $  7,020,301    $    614,285    $        7,020,301
                                                   ============    ============    ==================

SUPPLEMENTAL INFORMATION
Cash paid for interest                             $     11,804    $      1,749    $           95,832
                                                   ============    ============    ==================

See accompanying notes

                                 Micro-ASI, Inc.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the audited financial statements included in the Form 10-KSB-Annual Report, are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The balance sheet at December 31, 1999 was derived from the audited Balance Sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements for the three and six months periods ended June 30, 2000 and 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position and results of operations for such periods. The results of operations for the three and six months periods ended June 30, 2000 are not necessarily indicative of the results to be expected for a full year.

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

2. NOTES PAYABLE AND LINE OF CREDIT

The short-term note payable for $1,416,667 is a convertible note from the Company to the seller of BTI (see note 4-Acquisition) due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company. The note payable for $2,500,000 is a promissory note from the Company to the seller of BTI (see note 4-Acquisition) due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company. Both notes are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock.

In February, 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution. This line of credit is personally guaranteed by Cecil E. Smith, Jr., and Joel E. Claybrook.

3. EQUITY

COMMON STOCK

For the period of January 1, 2000 through June 30, 2000, the Company raised $2,832,851 through the issuance of its common stock at $1.00 per share.

On February 23, 2000, the Board of Directors granted 1,500,000 and 450,000 warrants to Cecil E. Smith, Jr. and Joel E. Claybrook, respectively. These warrants were granted in conjunction with their personal guarantees of a line of credit for the Company. The warrants have an exercise period of 10 years and are exercisable at $1.00 per share. The face value of these warrants of $1.45 million was expensed as a fee associated with obtaining the line of credit.

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

PREFERRED STOCK

During the month of April 2000, the Company sold 1,600,000 units consisting of 5 shares of preferred stock and 3 warrants each for a total of 8,000,000 shares of preferred stock and 4,800,000 warrants. Net proceeds to the Company were $7,595,000. Dividends on the preferred stock shall accrue at the rate of 10% per annum and are payable in kind through issuance of additional preferred shares. The preferred stock holders are entitled to preference on liquidation. The Corporation has the right to redeem the preferred shares at $1.65 per share prior to December 31, 2000. The preferred stock holders have rights to convert to common stock at a time and amount based on the performance of the Corporation. The preferred stock holders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Corporation require approval of the preferred stock holders. The preferred stock holders have limited preemptive rights to acquire additional shares of the Corporation's Stock. Additionally, options to purchase 300,000 shares of common stock were granted to Frost Securities and 150,000 and 175,000 shares of common stock were granted to David Segelov and Jason Cooper, respectively, for their assistance in raising the above financing.

4. ACQUISITION

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

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note). Furthermore, the payment of the Cash Note, the Purchase Note, and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied. Additionally, the Company has paid off a promissory note owed by BTI to the selling shareholder of $600,000. The Company's current investment in BTI as of June 30, 2000 is approximately $4.6 million.

For the six months ended June 30, 2000, BTI had revenues of $1,619,515, gross margin of $820,881, and net loss of $29,377.

5. SUBSEQUENT EVENT

On July 21, 2000, Micro-ASI, Inc. completed the acquisition of the assets of EPI Technologies, Inc., a Texas corporation ("EPI"), pursuant to an asset purchase agreement (the "Agreement"). EPI is an electronics test contractor headquartered in Plano, Texas.

The total aggregate purchase price for the assets of EPI is $4,863,114. The purchase price includes (i) a cash payment at closing of $300,000, (ii) a Secured Promissory Note from the Company to EPI in the amount of $1,613,114, due January 31, 2001, with one accrued interest payment due on October 15, 2000 and the balance of the principal and interest due on January 31, 2001 and (iii) a Secured Promissory Note in the amount of $2,950,000 from the Company to EPI with
(a) one accrued interest only payment due October 5, 2000, (b) one accrued interest only payment due January 5, 2001 and (c) 14 quarterly installments thereafter with each installment equal to $210,714 in principal plus any accrued interest with a final payment due July 5, 2004. The promissory notes are secured by the assets of EPI, excluding Accounts Receivable and Inventory. Should the Company obtain financing from a financial institution and payoff the $1,613,114 note, the Agreement stipulates that EPI will subordinate its first lien position on the pledged assets other than intellectual property to the financial institution. The purchase price is not subject to any post closing adjustments.

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

GENERAL

The Company is a development stage company and to date has had no revenues. The primary activities to date have been limited to forming the management team, research and development and identifying products to redesign utilizing flip-chip technology. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. The following financial information shows results of operations for the three months and six months ended June 30, 2000 and 1999, respectively. This Form 10-QSB should be read in conjunction with the Form 10-KSB which was filed on March 30, 2000.

The Company has identified redesign projects from three electronic manufacturers that will serve as the core of the Company's research and development strategy. The Company anticipates that it will spend approximately $2.1 million in research and development projects during 2000. Micro-ASI is now in the process of project definition, which includes precise technical details, number of units, pricing and the time to do the redesign. These three projects may result in significant business opportunities for the Company after they become contracts.

RESULTS OF OPERATIONS:

The following financial information shows results of operations for the three months ended June 30, 2000 and 1999, respectively and for the six months ended June 30, 2000 and 1999, respectively.

                                        Three Months Ended                 Six Months Ended
                                  ------------------------------     ------------------------------
                                  June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                  -------------    -------------     -------------    -------------
Interest and Other Income         $      90,414    $       4,029     $      93,180    $       7,444
Equity in income (loss) of BTI          (32,283)              --           (29,377)              --
Research and Development                293,319          259,076           482,720          375,888
General and Administrative            1,291,483        1,012,894         3,896,238        1,331,331
Interest Expense                        (48,958)              --          (106,663)          (1,749)
                                  -------------    -------------     -------------    -------------
Net Loss                          $  (1,575,629)   $  (1,267,941)    $  (4,421,818)   $  (1,701,524)
                                  =============    =============     =============    =============

The increase in research and development expenses for the three and six months ended June 30, 2000 compared to the three six months ended June 30, 1999 was due primarily to the initial work on the three projects secured by the Company. As of January 18, 2000, ZAE and Micro-ASI mutually agreed to terminate their relationship. Charges related to ZAE in the amount of $62,000 and $134,076 were paid during the six months ended June 30, 2000 and 1999, respectively.

The increase in General and Administrative expenses for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999 was primarily attributable to increases in salaries and related payroll expenses, legal and professional fees, and a non-cash expense related to the issuance of warrants. Salaries and related payroll expenses were approximately $387,934 and $789,448 for the three and six months ended June 30, 2000 compared to approximately $112,443 and $188,759 for the three months and six months ended June 30, 1999 primarily due to the added senior level management in executive management, finance and accounting, and sales and marketing along with the associated administrative support. The Company's legal and professional fees increased due to the acquisition of the assets of EPI Technologies, Inc., and the reporting requirements for the Company. The legal and professional fees were approximately $138,101 and $338,975 for the three months and six months ended June 30, 2000 compared to approximately $15,646 and $25,294 for the three months and six months ended June 30, 1999. The non-cash expense related to the issue of warrants was $0 and $1,450,000 for the three months and six months ended June 30, 2000. No related expense was recorded in the three month and six months ended June 30, 1999. The warrants were issued in conjunction with the Company obtaining a line of credit from a financial institution.

LIQUIDITY AND CAPITAL RESOURCES

The results of operations for the six month ended June 30, 2000 show a net loss of $4,421,818 and the Company expects the losses to continue throughout the end of the year as the Company continues to incur expenditures and operating expenses. The Company currently expects that cash from the sale of common and preferred stock, operations, and anticipated financing is adequate to fund operations and expenditures for the next twelve months. Should cash not be adequate, the Company may need to add additional funds. However, if adequate funds are not available with acceptable terms, our business results of operation and financial condition could be materially affected.

Management completed a private placement of preferred stock netting $7,595,000 in April 2000. Accordingly, adjustments have been made in the schedules for additional equipment and employees and some items initially scheduled for purchase will now be leased.

Micro-ASI anticipates it will increase its number of employees from 28 to approximately 155 employees over a period of approximately 12 months. This includes the employees of BTI.

The Company anticipates that it will purchase or lease approximately $5 million in capital equipment during the year 2000. This includes production equipment and equipment for the TIDC. The Company also anticipates that it will lease an additional $12.3 million in both research and development equipment and production equipment to further increase the capacity of BTI over a period of the next 24 months.

The proceeds from the sale of the preferred stock are intended to provide for the following:

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

In the preferred stock private placement, purchasers also received 4.8 million warrants with an exercise price of $1.00 expiring ten years from purchase date.

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

During the six months ended June 30, 2000, the Company also raised approximately $2,832,851 through the issuance of common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has no legal proceedings.

ITEM 2. CHANGES IN OR SALE OF STOCK

The Company issued a Preferred Stock dividend in the amount of 91,300 shares of Preferred Stock in May, 2000.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

          27.2 Financial Data Schedule

          27.3 Financial Data Schedule


     (b)  Reports on Form 8-K:

          The Company filed Form 8-KA related to the acquisition of BTI on April 2, 2000.

                                     * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MICRO-ASI, INC.

August 14, 2000              By: /s/ Joel E. Claybrook
                                -----------------------------------------------
                                Joel E. Claybrook
                                (Vice Chairman and Chief Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1          Financial Data Schedule

  27.2          Financial Data Schedule

  27.3          Financial Data Schedule
