Form 10KSB/A
period 1999-12-31
MICRO ASI INC
filed 2000-09-22
CIK 1090293

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


     (1) Portions of the Proxy Statement in connection with the Company's Annual Meeting held on December 15, 1999, (2)portions of the Company's Form 10-SB/A filed on February 4, 2000 and (3) portions of the Form 8-K in connection with the purchase of Best Technologies, Inc. on January 18, 2000, and portions of the Company's Form 8-K in connection with the purchase of the assets of EPI Technologies, Inc. filed on August 4, 2000.


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


There has been no reclassification, merger or consolidation involving the Company since its inception. There has been no acquisition or sale or acquisition of a significant amount of assets that were not in the ordinary course of the Company's business, except that the Company acquired all of the outstanding stock of Best Technologies, Inc. ("BTI") on January 18, 2000, with an effective date of January 1, 2000, as disclosed in the Company's Form 8-K filed on January 27, 2000, which is incorporated herein by reference.


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

(b) BUSINESS OF ISSUER.

(1) PRINCIPAL PRODUCTS AND THEIR MARKETS:


Glossary of Key Terms and Phrases - See Page 9

The Company intends to design and manufacture products such as semiconductor Multi-Chip Modules (MCM), Printed Circuit Boards (PCB), and electronic end products based on flip-chip technology. The Company intends to provide these products to strategic customer partners in a "one-stop-shop" for design, prototype and manufacturing, thus, positioning the Company as a high density interconnect solution provider. This includes: traditional surface mount PC board design, Flip-Chip module design and process development, performance modeling, prototyping, traditional surface mount manufacturing and test, and Flip-Chip module and single die manufacturing and test.


These types of products represent a large market opportunity, because the electronics market is moving toward faster, smaller, higher performance devices with lower costs and reduced power consumption. In the 1998 White Paper of the National Institute of Standards and Technology, the worldwide electronics end-equipment market is projected to grow from just over $1 trillion in 1996 to $2 trillion in the year 2000. A growing percentage of the total market is being served through outsourcing. Outsourcing, otherwise known as contract manufacturing, is the process whereby a company contracts with another company for goods and/or services instead of manufacturing the products itself. In the August, 1999 edition of Electronic Business, Technology Forecasters Inc. is cited as projecting the Worldwide Contract Manufacturing Industry growing from $90 billion in 1998 to $178 billion in 2001.

Management believes the traditional method of semiconductor packaging with interconnectivity by wire bond is reaching its physical limitations in terms of size reduction and cost. Flip-chip technology differs from wire bond in that it allows a die to be connected directly to the substrate using "bumping" technology, which is a process of using solder balls to attach the die instead of using wire bond. Flip-chip technology offers the following advantages over wire bond:

     1. reduction in size

     2. lower heat generation

     3. improved performance.

Until recently, costs of flip-chip production have been too high to permit widespread commercial use. Recent advancements in "bumping" the technology, which is the process of attaching solder balls to a die, and advances in "high density substrate", which is a medium to connect the die to its external packaging, are dramatically reducing the costs of flip-chip production and making it much more attractive as an alternative to wire bond technology for large pin count devices.



Traditionally, Flip-chips and FCMs (Flip-chip modules) have been used only in military or other performance intensive applications because of higher costs associated with FCMs compared to older, conventional interconnect technologies. These higher costs for FCMs have historically been incurred primarily because of known good die (KGD) issues, FCM substrate pitch and substrate coplanarity difficulties. The cost of "bumping" wafers for flip-chip interconnect has also impeded acceptance of this technology. Because of these industry barriers, and the significant investments required in infrastructure change to enable these new technologies, the vast majority of products continue to be designed and manufactured with traditional packaging and interconnect techniques. There are presently relatively few companies offering design services utilizing flip-chip interconnect and/or FCM technologies.

The Company intends to design new or re-engineer existing products to make then more efficient, more powerful, and more cost competitive. Micro-ASI intends to demonstrate producibility and also manufacture these devices in high volume. Unlike the vast majority of the industry still encumbered with more than three decades of wire bond technology, Micro-ASI plans to utilize flip-chip as the affordable attachment method of choice to minimize a component's form factor, enable superior thermal management properties, and facilitate product speed improvements not possible with wire bonding.


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


The close proximity of the die in a circuit afforded by flip-chip interconnect, along with the elimination of the wire bonds for connections, creates a faster and more efficient design. Also, wire bonded MCM's are slower than a functionally identical flip-chip MCM. Problems with the wire bond approach exist because the wires themselves introduce inductance, cross talk and impedance mismatches into a system. These "parasitics" limit the bandwidth of a device or system and preclude it from operating at peak performance. In the past, wire bonds minimally affected the operating speed of silicon-based products. But today, these wire bonds have become a barrier to continued product advancement in many cases because silicon design technologies and manufacturing techniques have made advances in producing designs that operate much faster than similar devices in the past. As each incremental improvement in the silicon die was developed over the past several decades, the instilled performance of the silicon die improved, while the performance of the wire bonds remained unchanged. Therefore, wire bonds have now become a major obstacle in the continuous quest for product performance improvement.

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

Micro-ASI's objective is to be a "turn key" design and manufacturing company. This means that the Company will have the following capabilities:


1. Product concept definition and trade studies
2. Engineering design, such as systems, electrical, and mechanical
3. Engineering analysis, such as thermal, vibration, stress, timing, and power consumption
4. Prototype manufacturing
5. Product conformance testing and evaluation
6. Manufacturing capability



Micro-ASI plans to integrate all of the product development and manufacturing steps into the Company. Integration is intended allowing the Company to offer a "one-stop-shop" solution. As of the date of this document, management is unaware of any company offering all of these capabilities.


(2) NEW PRODUCT STATUS


Mr. Cecil E. Smith, Jr., Chairman of the Board of Micro-ASI, brings his industry contacts to the Company. Due to these contacts, Micro-ASI has been made aware of a number of existing products that need to be redesigned and are candidates to utilize these emerging technologies. Micro-ASI has identified and begun work on selected redesign projects.

Although no contracts have yet been placed with the Company, the Company does believe, based on management's knowledge of the industry and contracts with potential customers, that these projects represent future business opportunities for the Company. These projects in process include the redesign of a series of chips for a merchant semiconductor company, the redesign of a flash memory module for a memory manufacturer, and integrating four significant function chips into one MCM for a notebook computer company.


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


In January 2000, the Company and ZAE Research, Inc. ("ZAE") reached an agreement to terminate a relationship described through a Memorandum of Understanding ("MOU") previously agreed to in March 1999. Under the MOU, the Company could have acquired 50% of a subsidiary of ZAE in addition to funding development of certain technology and obtaining other royalty arrangements. The Company never acquired any ownership in ZAE and ceased funding March 31, 2000.



On January 18, 2000, and effective January 1, 2000, Micro-ASI entered into a definitive stock purchase agreement (the "BTI Agreement") whereby the Company acquired all of the outstanding common stock of Best Technologies, Inc. ("BTI"). BTI, a Texas corporation, is a contract electronics manufacturer headquartered in Wylie, Texas. This acquisition adds the manufacturing capabilities that will enable the Company to become a turnkey or one-stop-shop for its customers.


(3) SOURCES AND AVAILABILITY OF MATERIALS AND PRINCIPAL SUPPLIERS:


Primary sources for component materials to manufacturer redesigned products are planned to come through vendor relationships with electronic component distributors and original equipment manufactures (OEMs). Substrate requirements may be met through close relationships with material manufacturers and fabricators in the electronics industry. Micro-ASI intends to work closely in the development of substrates with vendors where new materials are required for the assembly processes.



The Company plans to work directly with equipment manufacturers to sell flip-chip and MCM packaging solutions at the component or board level. For example, the Company may consult directly with a hardware manufacturer to miniaturize an existing product design by employing flip-chip packaging of key integrated circuits. In this type of consultation the Company may directly sell consulting services, design services, prototype manufacturing and board production without the use of distribution partners or other reseller intermediaries.

(4) PATENTS, TRADEMARKS, LICENSES, CONCESSIONS AND ROYALTIES

Micro-ASI has filed a patent with the US Patent Office for wafer integration and testing.

(5) SEASONALITY OF INDUSTRY

The industry that Micro-ASI serves is not seasonal.

(6) INDUSTRY PRACTICES


It is the normal practice in the electronic contract manufacturing industry to allocate significant working capital to the cost of carrying component inventory. Contract manufacturing scheduling can typically have short lead times. This will cause the manufacturer to inventory lead-time critical components at reasonable enough quantities to enable the manufacturer to react to volatile schedule requirements. The manufacturer may often pay its vendors prior to receiving payment from its customers. This can, at times cause working capital shortages during periods of rapid expansion.


(7) DEPENDENCE ON ONE OR A FEW CUSTOMERS:


The Company has not established a customer base.


(8) ORDER BACKLOG

The Company has no backlog of confirmed orders.

(9) GOVERNMENT CONTRACTS


Micro-ASI does not require any governmental approval of principal products or services.


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


Until recently, the cost of bumping a standard eight-inch wafer was typically in excess of $1,300. Through technological advances the cost of bumping has dropped significantly. This accomplishment has removed a large hurdle in making flip-chip production cost competitive with traditional interconnect approaches.

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



Without KGD (Known Good Die), the performance of systems and/or modules cannot be characterized at the component level. Furthermore, the underfill used in flip-chip applications often makes the rework of a module or system difficult when defective die are identified at system level test. Until recently, there were relatively few semiconductor products even offered in a KGD format. Intel now has the SmartDie(TM) program; Texas Instruments has a KGD product line, as do other leading semiconductor companies, such as Motorola, National Semiconductor and Micron. There are also companies, such as ChipSupply, that specialize exclusively in KDG. The movement toward KGD has added incremental momentum to the overall KDG sector of the industry.


Because of these industry barriers and the significant investment required in infrastructure change to enable these new technologies, the vast majority of products continue to be designed and manufactured with traditional packaging and interconnect techniques. Currently there are relatively few companies offering design services utilizing flip-chip and/or MCM technologies.


The Company is positioned to be a "core enabling technology" enterprise. This means that Micro-ASI may pull the various pieces of the advanced interconnect components together and act as an industry change agent in the transition from wire bond interconnect to flip-chip interconnect. There are companies in existence that have a piece of the overall flip-chip and MCM process, but few companies, if any, have focused on the entire process.



Management believes that its long-standing and continuing contacts with senior executives in the semiconductor, telecommunications, computer, medical, and automotive industries should give the Company an advantage in identifying products for redesign and then securing new business on such leading edge products.

(11) LAST TWO YEARS' RESEARCH AND DEVELOPMENT SPENT:


Micro-ASI has spent $808,396 for the twelve months ended December 31, 1999, and $302,355 for the twelve months ended December 31, 1998.


 (12) COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS:

Micro-ASI is not aware of any issues regarding compliance with environmental laws that would create any adverse conditions for the Company.

(13) NUMBER OF TOTAL AND FULL TIME EMPLOYEES:

Micro-ASI has sixteen full-time employees as of March 1, 2000, which does not include BTI employees.


                       GLOSSARY OF KEY TERMS AND PHRASES:



TERM:                                               MEANING IN CONTEXT:
----                                                ------------------
Bumping                            The process of using solder balls to attach the
                                   die to the substrate

Coplanarity                        A measurement of substrate warpage

Core enabling technologies         Fundamental, essential technologies needed
                                   to produce a product

Design tools                       Automated equipment and software enabling
                                   electronic design

Die                                The silicon that gives a component its
                                   functionality same as "chip"

Fine etch spacing                  Circuit conductors on a Printed Wiring Board
                                   that are spaced close to each other

Fine pitch                         Distance between leads of electronic components

Flip-Chip                          An attachment method in which solder bumps are
                                   used to electrically connect a die to a substrate.
                                   A flip-chip die is mounted face down on a
                                   substrate

Form factor                        The mechanical envelope that a product fits within

Information Appliance              Some collection of electronic memory, logic,
                                   and/or other sections of the electronic circuitry
                                   enabling a user to achieve a given result or goal

Intellectual property              Company proprietary technology, such as designs,
                                   and drawings

Interconnect                       The medium that brings I/O (input/output)
                                   to a die or component

Interposer                         Interfaces the die to the substrate

Merchant semiconductor             Direct provider of silicon-based products
     companies

Multichip Module (MCM)             A device consisting of several die mounted
                                   to a common substrate and interconnected

Printed Circuit Board (PCB)        The surface on which electronic components are
                                   placed and interconnected.

Substrate                          Material to which a semiconductor is mounted
                                   that often routes the semiconductor's input/output

Substrate Pitch                    Spacing between pins of a semiconductor die
                                   or package

System-on-a-Chip                   Electronics for a complete product housed on
                                   a single piece of silicon

Vertically-integrated              Complete turnkey from concept through high volume
                                   manufacturing

Wafer                              Manufactured silicon medium for interconnecting or
                                   bumping interfaces

Wire bond interconnect             An attachment method in which thin gold wires are
                                   used to electrically connect a die to a substrate.
                                   A wire bonded die is mounted face up on a
                                   substrate.


ITEM 2  PROPERTIES


Micro-ASI's corporate offices and research facilities are currently located in two adjoining leased facilities in Dallas, Texas. The leases on these facilities will expire in March and April 2000. The two leases combined total approximately 7,335 square feet, one for approximately 6,450 square feet and the second for approximately 885 square feet. The Company does not plan to renew the 885 square foot lease. The Company has negotiated a new lease for 7,221 square feet for the executive offices. The new lease is for a period of two years and will expire in April 2002.


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


The number of shares voting for the 1999 Stock Option Plan was 12,896,309, 28,500 votes against the plan, and 15,000 votes abstained. There were no broker non-votes.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations:


The Company is a development stage company and to date has had no revenues. The primary activities to date have been limited to forming the management team, research and development and identifying products to redesign utilizing flip-chip technology. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. The following financial information shows results of operations for the twelve months ended December 31, 1999 and 1998, respectively. This Form 10-KSB should be read in conjunction with the Form 10-QSB and Form 10-QSB/A which were filed on December 16 and 17, 1999, respectively, the Form 8-K which was filed on January 27, 2000, Form 10-SB/A which was filed on February 4, 2000 and the Proxy Statement for a Special Meeting of the Shareholders filed on February 15, 2000.

The Company has identified redesign projects from three electronic manufacturers that will serve as the core of the Company's research and development strategy. The Company plans to spend approximately $2.1 million in research and development projects during 2000. Micro-ASI is now in the process of project definition, which includes precise technical details, number of units, pricing, and the time to do the redesign. Although the Company currently has no contracts on these projects, based on managements' knowledge of the industry and ongoing discussions with these potential customers, the Company believes these three projects may result in business opportunities for the Company after they become contracts. The Company has also purchased BTI, a contract electronics manufacturer, which is intended to allow the Company to become a one-stop-shop for its customers. This purchase was from a non-affiliated party.



Management intends to complete a $15 million private placement financing during the second quarter of 2000. Upon completion of this financing, Micro-ASI will begin its expansion plans in accordance with its business plan. The Company will invest in new equipment so that BTI can install a new flip-chip line and two additional surface mount lines to increase the production capacity of the facility at an anticipated cost in excess of approximately $3.5 million. Micro-ASI will also begin work on a Technology Integration Deployment Center ("TIDC"). The Company plans to locate a suitable facility and begin the staffing of employees and purchase of the necessary equipment to complete the research and development portion of the business plan. This design facility is an integral part of the Company's strategy to provide a turnkey solution for its customers.

Micro-ASI anticipates that after the additional funding is completed, it will increase its number of employees from 16 to approximately 200 employees over a period of approximately 12 months. This includes the employees of BTI.



The Company anticipates that it will purchase or lease approximately $5.0 million in capital equipment during 2000. This includes production equipment and equipment for the research and development center. The Company also anticipates that it will lease an additional $12.3 million in both research and development equipment and production equipment to further increase the capacity of BTI over a period of the next 24 months.


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


Should additional funding become necessary, the Company may consider debt financing or additional equity as an alternative.


RESULTS OF OPERATIONS:


The following financial information shows results of operations for the twelve months ended December 31, 1999 and 1998, respectively.


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
                                          ===========             =========


The increase in research and development expenses for the twelve months ended December 31, 1999 compared to December 31, 1998 was due primarily to the initial development projects relating to technology and to the development work on the three projects secured by the Company.


As of January 18, 2000, ZAE and Micro-ASI mutually agreed to terminate their relationship as described in the Memorandum of Understanding ("MOU") previously agreed to in March 1999. ZAE has agreed to repay all amounts previously funded by the Company, however due to the financial condition of ZAE; management has elected to fully reserve this receivable.

The increase in General and Administrative expenses for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998 was primarily attributable to increases in consulting fees, legal and professional fees, salaries, a non-cash expense for financial services, and travel expenses. Consulting fees were approximately $675,127 and $394,875 for the twelve months ended December 31, 1999 and 1998, respectively. The increase in consulting fees was primarily attributable to marketing and marketing analysis, business and product development, and private placement assistance. Legal and professional fees increased due to filing various required forms with the SEC, and Micro-ASI became a reporting company in November, 1999, and were $281,328 and $77,613 for the twelve months ended December 31, 1999 and 1998, respectively. Salaries and payroll expenses for the year ended December 31, 1999 were $720,407 compared to no salaries for the year ended December 31, 1998. Personnel increased during the year due to additional executive and administrative personnel. During the year ended December 31, 1999, the Company issued stock for financial services related to financial and investor relation services in the amount of $750,000 compared to no activity for the year ended December 31, 1998. Travel expenses were $350,239 and $171,926 for the twelve months ended December 31, 1999 and 1998, respectively. The increase in travel expenses was attributable to the Company's private placement of stock, developing business relationships and securing redesign projects.



The following table details the major increases:



                                            Year Ended
                                            ----------
                                  December 31,      December 31,
                                      1999              1998
                                  ------------      ------------

Consulting:
 Business & Product Development   $    144,327      $    180,000
 Financial Services                     21,825            95,000
 Marketing                             254,100            56,250
 Design Engineering                     27,995                --
 Private Placement Assistance          128,876                --
 Market Analysis                        70,000                --
 Other                                  28,004            63,625
                                  ------------      ------------
                                  $    675,127      $    394,875
                                  ============      ============

Legal and Professional:
 Legal                            $    111,000      $     76,000
 Accounting - Public
  Filing & Compliance                   61,000                --
 Accounting - Internal                  26,000                --
 Funding Strategies Development         54,000                --
 Other                                  29,328             1,613
                                  ------------      ------------
                                  $    281,328      $     77,613
                                  ============      ============



Salaries and Payroll Expense:
  Officers                        $    466,846      $         --
  Administrative                        43,759                --
  International                         90,000                --
  Strategic Business Development        42,000                --
  Marketing                             45,000                --
  Other                                  9,830                --
  Payroll expense                       39,891                --
                                  ------------      ------------
  Subtotal                             737,296                --
Less Amount Reported in
  Research and Development             (16,889)               --
                                  ------------      ------------
                                  $    720,407      $         --
                                  ============      ============
Non-Cash Expenses:
  Financial Services              $    750,000      $         --
                                  ============      ============
Travel:
  Travel                          $    350,239      $    171,926
                                  ============      ============





SUMMARY BALANCE SHEETS


                  ASSETS                       December 31, 1999
                                               -----------------
Cash and equivalents                                   $   551,292
Other Assets                                               116,756
                                                       -----------
Total Assets                                           $   668,048
                                                       ===========
          LIABILITIES AND EQUITY
Current Liabilities                                    $   583,493
Additional Capital                                       5,786,522
Deficit Accumulated during
  development stage                                     (5,701,967)
                                                       -----------

Total Liabilities & Equity                             $   668,048
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

LIQUIDITY AND CAPITAL RESOURCES:


During the twelve months ended December 31, 1998 the Company sold 768,800 shares of common stock for $766,300. During the 12 months ended December 31, 1999, the Company sold 3,006,536 shares of common stock for $3,006,536. The proceeds from the sales of these securities were used to hire the executive management team, secure the redesign projects, and finance daily operations. From January 1, 2000 through March 24, 2000, the Company sold 155,000 shares of its common stock for $155,000.



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



The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (the "Purchase Note"); (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (the "Convertible Note"). As part of the purchase transaction, Micro-ASI has guaranteed a promissory note from BTI to the Seller in the amount of $600,000, due the earlier of (a) March 31, 2000 or (b) ten days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (the "Cash Note"). Additionally, the Company has committed to purchase $750,000 of capital expenditures to be used in BTI's flip-chip assembly due ninety days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (the "Capital Contribution"). This will also be treated as part of the investment, since it is part of the purchase price. The payment of the Cash Note, the Purchase Note, and the Convertible Note, and the Capital Contribution are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. The acquisition of BTI provides the Company with manufacturing capabilities to produce the redesigned products and offer turnkey solutions to its customers. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied.



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


Other than Notes Payable to BTI resulting from its acquisition on January 18, 2000, executive office lease rental is $8,330 per month. However, to execute the business plan, the Company intends to sell shares of preferred stock in the second quarter of 2000 to raise up to $15,000,000. The proceeds from the sale of these securities would provide for the following:

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

                                 MICRO-ASI, INC.
                          (a development stage company)
                  Statements of Stockholders' Equity (Deficit)



                                                                     COMMON STOCK
                                                              ----------------------------
                                                  ISSUANCE                                     ADDITIONAL
                                                    PRICE        SHARES          AMOUNT          CAPITAL
                                                 -----------  ------------    ------------    ------------
1995
Issuance for notes                               $      0.00     9,000,000    $      9,000    $     (7,500)
Net loss for year ended December 31, 1995                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1995                                     9,000,000           9,000          (7,500)
1996
Issuance for forgiveness of debt                        0.16     3,000,000           3,000         497,000
Contribution of interest payable to additional                          --              --          28,405
capital
Net loss for year ended December 31, 1996                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1996                                    12,000,000          12,000         517,905
1997
Sale of common stock                                    0.10     2,775,000           2,775         274,725
Sale of common stock                                    0.33       600,000             600         199,400
Sale of common stock                                    0.50       200,000             200          99,800
Contributed to capital                                                                              29,507
Net loss for year ended December 31, 1997                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1997                                    15,575,000          15,575       1,121,337
1998
Sale of common stock                                     .99       324,500             325         321,675
Sale of common stock                                    1.00       444,300             444         443,856
Net loss for year ended December 31, 1998                               --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1998                                    16,343,800          16,344       1,886,868
1999
Sale of common stock                                    1.00     3,006,536           3,006       3,003,529
Issuance for services                                   1.00       876,775             877         875,898
Returned stock                                           .00    (1,000,000)         (1,000)          1,000
Net loss for the period ended
December 31, 1999                                                       --              --              --
                                                              ------------    ------------    ------------
Balance at December 31, 1999                                    19,227,111    $     19,227    $  5,767,295
                                                              ============    ============    ============



                                                   DEFICIT ACCUMULATED
                                                  DURING THE DEVELOPMENT        TOTAL STOCKHOLDERS
                                                          STAGE                  EQUITY (DEFICIT)
Issuance of notes                                       $        --                $     1,500
Net loss for year ended December 31, 1995                  (610,757)                  (610,757)
                                                        -----------                -----------
Balance at December 31, 1995                               (610,757)                  (609,257)
1996
Issuance for forgiveness of debt                                 --                    500,000
Contribution of interest payable to additional                   --                     28,405
capital
Net loss for year ended December 31, 1996                  (140,617)                  (140,617)
                                                        -----------                -----------
Balance at December 31, 1996                               (751,374)                  (221,469)
1997
Sale of common stock                                             --                    277,500
Sale of common stock                                             --                    200,000
Sale of common stock                                             --                    100,000
Contributed capital                                              --                     29,507
Net loss for year ended December 31, 1997                  (426,817)                  (426,817)
                                                        -----------                -----------
Balance at December 31, 1997                             (1,178,191)                   (41,279)
1998
Sale of common stock                                             --                    322,000
Sale of common stock                                             --                    444,300
Net loss for year ended December 31,1998                   (818,077)                  (818,077)
                                                        -----------                -----------
Balance at December 31, 1998                             (1,996,268)                   (93,056)
1999
Sale of common stock                                             --                  3,006,535
Issuance for services                                            --                    876,775
Returned stock                                                   --                         --
Net loss for the period ended December 31, 1999          (3,705,699)                (3,705,699)
                                                        -----------                -----------
Balance at December 31, 1999                            $(5,701,967)               $    84,555
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

4.    Income Taxes


At December 31, 1999, the Company's net deferred tax assets of approximately $1.9 million relate primarily from net operating loss carryforwards for federal income tax purposes, which begin expiring in 2011. The tax benefit of the net operating loss carryforwards is fully offset by a valuation allowance due to uncertainty related to future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements. During 1999, the valuation allowance increased by $1.2 million. No other significant reconciling items exist between the actual effective tax and the expected effective tax rate for 1999.


5.    Related Party Transactions

The Company had a consulting agreement with a firm owned by the Company's Chairman for the design, development and marketing of MCMs. Fees and expenses paid totaled $330,000 and $255,000 in 1998 and 1999, respectively. This agreement ended September 30, 1999 when the Chairman joined the Company as a full time employee.


The Company had a consulting agreement with a firm owned by the Company's Chief Executive Officer for administrative and financial management. Fees and expenses paid totaled $95,000 in 1998. This agreement ended in December 1998 when the Chief Executive Officer joined the Company as a full time employee.

The Company paid approximately $52,000 to Willow Technologies, a company controlled by Patrick Antaki, who owns 1.2% of the Company's stock, for the year ended December 31, 1998.


The Company paid consulting fees of $70,000 for the year ended December 31, 1999 for assistance with the development of its business strategy to a company owned by two current employees of the Company, James Dukowitz and Ari Reuben. These fees were paid prior to these individuals joining the Company.


The Company paid $10,000 and $349,350 in 1998 and 1999, respectively. In addition, the Company granted 750,000 shares of common stock valued at $750,000 (see Note 7) to Kingdom Capital for financial and investor relations services for 1999.

The Company paid J&N $74,000 in cash and $50,000 in common stock for financial consulting services in 1999. The services provided by J&N were primarily to assist in developing an investors relation program, identify potential investors, assist in developing business a business plan and financial model, and assist in developing public and media relations. The services of J&N were not related to any financing or equity offerings. J&N is a shareholder of the Company.



The Company paid approximately $25,886 in consulting fees and expenses to James Hamner for the year ended December 31, 1999. These fees were for consulting services in conjunction with the three redesign projects.

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
                                              --------
                                              $ 87,225
                                              ========

INVESTMENT IN ZAE


On March 25, 1999, the Company entered into a memorandum of understanding with ZAE Research, Inc. ("ZAE"), whereby, the Company would invest up to $1,000,000 in ZAE. In return, the Company was to receive a 50% ownership interest in one of ZAE's subsidiaries and a 10.5% royalty paid on all consolidated gross revenue of ZAE and its subsidiaries, excluding the subsidiary with the aforementioned 50% interest. As of December 31, 1999, the Company had invested approximately $350,000 in ZAE and has not recorded any revenues from royalties. The Company's funding has been used for product development by ZAE and accordingly has been expensed by the Company. On January 18, 2000, the Company and ZAE mutually agreed to terminate the relationship. As part of that termination, ZAE has agreed to repay all amounts previously funded by the Company; however due to the financial condition of ZAE, management has elected to fully reserve this receivable and will only be recorded as payments are received. As of March 28, 2000, no payments had been received.


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


In April 1999, the Company and one of its original promoters reached an agreement whereby the original promoter forfeited his rights to 1,000,000 shares of stock held by the original promoter. The original promoter returned the 1,000,000 shares to the Company.

At the date of original issuance to the promoter, the Company intended to manufacture its products in California and the promoter, who resides in California, would be a major contributor by managing all manufacturing of the company's products. In 1999, the Company altered its strategy and determined it would be in the best interest of the Company to manufacture its products in Texas. The original promoter did not wish to relocate to Texas and, as a result, the promoter and the Company reached the agreement described above. When the stock was originally issued, it was not on a contingent or restricted basis and no obligation existed to return at par value, which approximated the then fair value. Accordingly, the stock returned to the Company was included in authorized shares available for issuance and has been recorded at par value in the current year financial statements.

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


On February 23, 2000, the Board of Directors approved the grant of 200,000 Non-Qualified Stock Options to a partner in the law firm of Gardere & Wynne, LLP., the Company's legal counsel. These options were granted as payment in lieu of cash as a member of the Executive Committee of the Office of the CEO. These options are exercisable at $1.00 per share with a duration of ten years. The fair value of these options of $172,000 will be expensed over the estimated term of his tenure on the Executive Committee, currently estimated at $17,200 per year.





8.  Line of Credit


In February 2000, the Company obtained a line of credit from a financial institution in the amount of $1.3 million. This line of credit was personally guaranteed by the Company's Chairman and Chief Executive Officer. In connection with their personal guarantees, the two individuals were granted warrants to purchase 1.95 million shares of the Company's common stock at $1 per share. The warrants are fully vested and immediately exercisable and have a 10 year life. The estimated fair value of these warrants, $1.45 million, will be charged to non expense immediately as a fee associated with obtaining the line of credit.


9.  Acquisition


Effective January 18, 2000, Micro-ASI completed the acquisition of the outstanding common stock (BTI Common Stock) of Best Technologies, Inc., a Texas corporation (BTI), from the sole shareholder of BTI (Seller), pursuant to a stock purchase agreement (including all Exhibits and Schedules thereto and documents executed in connection therewith, the "BTI Agreement"). BTI is an electronics contract manufacturer headquartered in Wylie, Texas. In connection with the Agreement, one share of preferred stock of BTI (BTI Preferred Stock) was created and issued to the Seller. The Company, as the holder of the BTI Common Stock, has the right to appoint one director to the three member Board of Directors of BTI. Seller, as holder of the BTI Preferred Stock has the right to appoint two directors to the three-member Board of Directors of BTI and certain other voting rights. Pursuant to the BTI Agreement, the Company will receive the outstanding BTI Preferred Stock upon the satisfaction of certain obligations, including, but not limited to, the completion of an initial public offering of the Company's Common Stock.

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note). As part of the purchase transaction, the Company also guaranteed a promissory note from BTI to the Seller in the amount of $600,000, due the earlier of (a) March 31, 2000 or (b) ten days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Cash Note). Additionally, the Company has committed to purchase $750,000 of capital expenditures to be used in BTI's flip-chip assembly due ninety days after the completion of one or more private placements having an aggregate gross offering amount in excess of $6,000,000 (Capital Contribution). This will also be treated as part of the investment when paid. The payment of the Cash Note, the Purchase Note, the Convertible Note, and the Capital Contribution are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. The acquisition of BTI provides the Company with manufacturing capabilities to produce the redesigned products and offer turnkey solutions to its customers. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied.

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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:


Shown in the table below are the Directors, Officers and Significant Employees of the Company as of March 30, 2000. The Company will be dependent on the services of its management and key personnel, particularly Cecil E. Smith, Jr. and Joel E. Claybrook. Although the Company does not anticipate losing any of its key executives, the loss of any key member of management could have an adverse effect on the Company's operations.

                                                                Director/
                                                                Director     DirectorClass/                  Significant
            Name                         Position                 Since          Term         Officer         Employee
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
Cecil E. Smith, Jr.            Chairman of the Board of             X             III            X                X
                               Directors                          2/95          3 Years
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

                               President,                           X             III
Joel E. Claybrook              Chief Executive Officer,           4/98          3 Years          X                X
                               Chief Financial Officer,
                               Member, Board of Directors
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

                               Director of International            X             II                              X
Dr. Meng-Sheng Lin             Development                        6/99          2 Years
                               Member, Board of Directors
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

Dr. Myles Welborn              Member, Board of Directors           X              I
                                                                  9/99          1 Year
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------

James Hamner                   Member, Board of Directors           X              I
                                                                  9/99          1 Year
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
                               Executive Vice President and
Dr. James Dukowitz             Chairman of the Executive                                                          X
                               Committee of the Office of
                               the Chief Executive
------------------------------ ------------------------------ -------------- -------------- ------------- ------------------
                               Vice President of
Jerry Kline                    Technological Development                                                          X

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

CECIL E. SMITH, JR., 63, serves as Chairman of the Board of Directors of the Company. Since 1973, Mr. Smith has served as Chief Executive Officer of S&N Corporation ("S&N"), a provider of strategic planning and business development services to the electronics industry. Mr. Smith served as a director for Microelectronic Packaging Systems, Inc. from 1991 to 1996, and as Executive Vice President and Director of Alcoa Electronic Packaging, Inc. from December 1988 to March 1992. Mr. Smith attended the University of Texas and performed advanced studies with the American Management Association (Executive Development) in Hemphill, New York and Bell Laboratories (Advanced Semiconductor Technology) in Phillipsburg, Pennsylvania.


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


                                         Summary Compensation Table
                                                Annual         Long Term
                                             Compensation     Compensation
                                             ------------     ------------                All Other
Name and                            Fiscal      Salary        Options/SAR's             Compensation
Principal Position                   Year       ($) (1)          (#)(6)(7)                   ($)
------------------                  ------      -------        -----------              ------------
Cecil E. Smith, Jr.                  1999        45,000          750,000                   255,000
  Chairman of the                    1998                                                  330,000
  Board  (2)                         1997                                                  135,000
Joel E. Claybrook                    1999       180,000          750,000
  Vice Chairman, CEO, & CFO          1998                                                   95,000
  (3)                                1997                                                   40,000
Scott Smith                          1999       110,000          250,000
  President
Dr. James A. Dukowitz                1999        15,000          400,000
  Executive Vice President
  & Chairman of the
  Executive Committee of
  the Office of the Chief
  Executive (4)
Dr. Meng-Sheng Lin                   1999        90,000          500,000
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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:


The following tables set forth, as of March 30, 2000, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record or was known by the Company to own beneficially more than 5% of the 19,560,111 issued and outstanding shares of the Company's Common Stock and the shareholdings of the executive officers and directors of the Company.



Title of Class        Name and Address                   Amount (1), (2)                     % of Class
-----------------     -----------------------------      -----------------------------       ---------------
Common                Cecil E. Smith, Jr. (3)            4,757,650                           22.4%
                      Park Central Plaza I               Chairman of the Board of
                      12655 N. Central Expressway.       Directors
                      Suite 1000
                      Dallas, Texas 75243

Common                Joel E. Claybrook (4)              2,148,700                           10.6%
                      Park Central Plaza I               President and
                      12655 N. Central Expressway.       Chief Executive Officer
                      Suite 1000                         Member, Board of
                      Dallas, Texas 75243                Directors

Common                Dr. Meng-Sheng Lin (5)             1,175,000                           6.0%
                      Park Central Plaza I               Director
                      12655 N. Central Expressway        Member, Board of Directors
                      Suite 1000
                      Dallas, Texas 75243

Common                Dr. Myles Welborn                  45,500                              *
                                                         Director
                                                         Member, Board of Directors

Common                James Hamner                       3,000                               *
                                                         Director
                                                         Member, Board of Directors

Common                Dr. James Dukowitz (6)             100,000                             *
                                                         Executive Vice President and
                                                         Chairman of the Executive
                                                         Committee of the Office of the
                                                         Chief Executive

Common                Robert J. Hoyt                     1,800,000                           9.3%
                      174 The Masters Circle             Beneficial Owner
                      Costa Mesa, CA 92627

Common                All Directors &                    8,229,850                           37.1%
                      Officers as a Group
                      (6 persons) (7)

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


     (2) Based on a total of 19,560,111 shares of Common Stock issued and outstanding as of the March 30, 2000. Shares of Common Stock subject to options that are exercisable within 60 days of March 30, 2000, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

     (3) Mr. Smith's shares include 175,000 shares that could be purchased under the Stock Option Plan and 1,500,000 warrants granted in February 2000.

     (4) Mr. Claybrook's shares include 175,000 shares that could be purchased under the Stock Option Plan and 450,000 warrants granted in February 2000.

     (5) Dr. Meng-Sheng Lin's shares 125,000 shares that could be purchased under the Stock Option Plan.

     (6) Dr. Dukowitz's shares consist of 100,000 shares that could be purchased under the Stock Option Plan.

     (7) Includes 575,000 shares that could be purchased under the Stock Option Plan.

      *   less than 1%


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




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

The Company had a consulting agreement with a firm owned by the Company's President and Chief Executive Officer for administrative and financial management. Fees and expenses paid totaled $95,000 for the year ended December 31, 1998, when he joined the Company as a full time employee.


The Company paid $52,000 to Willow Technologies, a company controlled by Patrick Antaki, who owns 1.2% of the Company's Common Stock, for the year ended December 31, 1998.



The Company paid consulting fees of $70,000 for the year ended December 31, 1999 for assistance with the development of its business strategy to a company owned by James Dukowitz and Ari Reuben, two current employees of the Company. These fees were paid prior to these individuals joining the Company. The agreement also called for the issuance of 28,000 shares of the Company's stock, which were issued in March 2000.



The Company paid $10,000 and $349,350 to Kingdom Capital in 1998 and 1999, respectively. In addition, the Company granted 750,000 shares of common stock valued at $750,000 to Kingdom Capital for financial and investor relation services for 1998 and 1999, respectively. Kingdom Capital is a shareholder of the Company.

The Company paid J&N $74,000 in cash and $50,000 in common stock for financial consulting services in 1999. The services provided by J&N were primarily to assist in developing an investors relation program, identify potential investors, assist in developing a business plan and financial model, and assist in developing public and media relations. The services of J&N were not related to any financing or equity offerings. J&N is a shareholder of the Company.

The Company paid approximately $25,886 in consulting fees and expenses to James Hamner for the year ended December 31, 1999. These fees were for consulting services in conjunction with the three redesign projects.


The terms of the related party transactions were favorable to the Company and are equal to services that could be obtained by unaffiliated parties.

PART III

ITEM 13(a) INDEX TO EXHIBITS:



The following documents are filed as exhibits to this Form 10SB/A:

 (2)   Articles of Incorporation and Bylaws

       Exhibit 2.1 Second Amended and Restated Articles of Incorporation*


(10)   Material Contracts:

         Exhibit 10.1 - Employment Agreement - Cecil E. Smith, Jr.*

         Exhibit 10.2 - Employment Agreement - Joel E. Claybrook*

(23.1) Consent of Ernst & Young LLP, Independent Auditors

(27)   Financial Data Schedules

       Exhibit 27.1  Financial Data Schedule*

       Exhibit 27.2 Financial Data Schedule*

13(b)  Form 8-K Reports filed in last quarter of year

        None


* Previously Filed

         ITEM 2 DESCRIPTION OF EXHIBITS:

The Exhibits listed in Item 1 of this Part III are filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the issuer has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Issuer:

                                     Micro-ASI, Incorporated

Date:


September 18, 2000                   /s/ Joel E. Claybrook
                                     ---------------------


                                     By: Joel E. Claybrook, President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
   2.1      Second Amended and Restated Articles of Incorporation*

  10.1  -   Employment Agreement - Cecil E. Smith, Jr.*

  10.2  -   Employment Agreement - Joel E. Claybrook*

  23.1  -   Auditor's Consent

  27.1      Financial Data Schedule*

  27.2      Financial Data Schedule*



* Previously Filed