Form 10QSB
period 2000-09-30
MICRO ASI INC
filed 2000-11-14
CIK 1090293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes [X]   No [ ]

As of September 30, 2000, there were 22,614,961 shares of Common Stock, par value $0.001 per share, outstanding and 8,291,300 shares of Preferred Stock, par value $0.001 per share, outstanding.

                                 Micro-ASI, Inc.
                          (a development stage company)

                                 Balance Sheets

                                                  DECEMBER 31,       SEPTEMBER 30,
                                                    1999                2000
                                                ---------------    ---------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                     $       551,292    $     3,169,928
  Accounts receivable                                        --            524,586
  Other current assets                                       --             75,345
                                                ---------------    ---------------
Total current assets                                    551,292          3,769,859

Property and equipment, net                              89,635          5,770,585
Intangibles, net                                          8,579          3,732,767
Investment in subsidiary                                     --          5,572,612
Other assets                                             18,542             84,736
                                                ---------------    ---------------
Total assets                                    $       668,048    $    18,930,559
                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $       501,543    $       458,269
  Accrued expenses                                       81,950            251,182
  Accrued interest                                           --            181,571
  Notes payable, current portion                             --          2,034,543
  Capital lease obligations, current portion                 --          1,094,037
                                                ---------------    ---------------
Total current liabilities                               583,493          4,019,602

Notes payable                                                --          6,245,238
Capital lease obligations                                    --          3,211,790
                                                ---------------    ---------------
Total liabilities                                       583,493         13,476,630

Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized shares - 15,000,000 Issued and
    outstanding shares - 0 at December
    31, 1999 and 8,291,300 at
    September 30, 2000 (unaudited)                           --              8,291
  Common stock, $.001 par value:
    Authorized shares - 75,000,000 Issued and
    outstanding shares -19,227,111 at
    December 31, 1999 and 22,614,961
    at September 30, 2000 (unaudited)                    19,227             22,615
  Additional capital                                  5,767,295         18,164,800
  Deficit accumulated during the development
     Stage                                           (5,701,967)       (12,741,777)
                                                ---------------    ---------------
Total stockholders' equity                               84,555          5,453,929
                                                ---------------    ---------------
Total liabilities and stockholders' equity      $       668,048    $    18,930,559
                                                ===============    ===============

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Operations

                                                                                                                CUMULATIVE FROM
                                        THREE MONTHS       THREE MONTHS     NINE MONTHS      NINE MONTHS        FEBRUARY 1, 1995
                                           ENDED              ENDED          ENDED             ENDED               (INCEPTION)
                                        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,          THROUGH
                                           2000              1999             2000             1999            SEPTEMBER 30, 2000
                                       --------------    --------------    --------------    --------------    -------------------
                                        (UNAUDITED)        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
Revenues:
  Testing services                     $      867,209    $           --    $      867,209    $                 $           867,209
  Research and development                     10,000                --            10,000                --                 10,000
                                       --------------    --------------    --------------    --------------    -------------------

     Total revenues                           877,209                --           877,209                --                877,209
                                       --------------    --------------    --------------    --------------    -------------------

Cost and expenses:
  Cost of testing services                    715,120                --           715,120                --                715,120
  Research and development                    586,232           208,765         1,198,774           584,653              2,539,775
  General, and administrative               1,865,904           508,671         5,632,320         1,839,990              9,930,532
Equity in income of equity investee           (77,176)               --           (47,799)               --                (47,799)
                                       --------------    --------------    --------------    --------------    -------------------

     Total cost and expenses                3,090,080           717,436         7,498,415         2,424,643             13,137,628
                                       --------------    --------------    --------------    --------------    -------------------

Operating loss                             (2,212,871)         (717,436)       (6,621,206)       (2,424,643)           (12,260,419)

Other income (expense):
  Interest income and other income             62,030            11,780           155,210            19,224                193,463
  Interest expense                           (175,851)           (5,657)         (282,515)           (1,761)              (383,512)
                                       --------------    --------------    --------------    --------------    -------------------

Net loss                               $   (2,326,692)   $     (711,313)   $   (6,748,511)   $   (2,407,180)   $       (12,450,468)
Preferred stock dividends declared            200,000                --           291,300                --                291,300
                                       --------------    --------------    --------------    --------------    -------------------
Net loss per share attributable to
  Common shareholders                  $   (2,526,692)   $     (711,313)   $   (7,039,811)   $   (2,407,180)   $       (12,741,768)
                                       ==============    ==============    ==============    ==============    ===================

Basic and diluted net loss per share   $        (0.11)   $        (0.04)   $        (0.33)   $        (0.14)
                                       ==============    ==============    ==============    ==============

Weighted average shares outstanding        22,593,785        18,594,719        21,456,222        17,644,787
                                       ==============    ==============    ==============    ==============




See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                                                    CUMULATIVE
                                                                                        FROM
                                                                                   FEBRUARY 1, 1995
                                              NINE MONTHS        NINE MONTHS        (INCEPTION)
                                                 ENDED             ENDED              THROUGH
                                              SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                 2000               1999                2000
                                             --------------    --------------    -------------------
                                              (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                     $   (6,748,511)   $   (2,407,180)   $       (12,450,478)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                       471,318            12,509                520,405
Common stock issued to incorporators                     --                --                  1,500
Common stock issued for services                  1,663,033           656,775              2,469,809
Changes in operating assets and
liabilities:
Accounts receivable                                (524,586)               --               (524,586)
Other assets                                       (141,538)           40,520               (150,846)
Accounts payable                                    (43,274)           26,508                522,405
Accrued expenses                                    169,232            11,250                169,232
Accrued interest                                    181,571           (16,607)               181,571
                                             --------------    --------------    -------------------
Net cash used in operating activities            (4,972,755)       (1,676,225)            (9,260,988)

INVESTING ACTIVITIES
Capital expenditures                               (760,247)          (67,299)              (898,969)
Acquisition of EPI                                   29,850                --                 29,850
Net investment in equity investee                (1,255,945)               --             (1,255,945)
Net investment in short term securities                  --          (507,026)                    --
                                             --------------    --------------    -------------------
Net cash used in investing activities            (1,986,342)         (574,325)            (2,125,064)

FINANCING ACTIVITIES
Proceeds from issuance of notes                          --                --                595,000
Sales of common stock                             2,859,851         2,613,236              7,210,186
Sale of preferred stock                           7,595,000                --              7,595,000
Contributed capital                                      --                --                 57,912
Principal payments on capital lease
obligations                                        (277,118)               --               (277,118)
Principal payments on notes                        (600,000)               --               (625,000)
                                             --------------    --------------    -------------------
Net cash provided by financing activities         9,577,733         2,613,236             14,555,980

Net increase in cash and cash equivalents         2,618,636           362,686              3,169,928
Cash and cash equivalents at beginning of
period                                              551,292           177,821                     --
                                             --------------    --------------    -------------------
Cash and cash equivalents at end of period   $    3,169,928    $      540,507    $         3,169,928
                                             ==============    ==============    ===================

SUPPLEMENTAL INFORMATION
Cash paid for interest                       $      100,944    $        5,657    $           158,517
                                             ==============    ==============    ===================

See accompanying notes.

                                 Micro-ASI, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

The accompanying financial statements, which should be read in conjunction with the audited financial statements included in the Form 10-KSB-Annual Report, are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The balance sheet at December 31, 1999 was derived from the audited Balance Sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements for the three and nine months periods ended September 30, 2000 and 1999 reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the financial position and results of operations for such periods. The results of operations for the three and nine months periods ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.

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

NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the Company's net loss for each period presented divided by the average common shares outstanding. Options and warrants to purchase 19,175,000 shares of common stock are excluded from the calculation of diluted net loss per share as the impact of these shares is anti-dilutive.

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

2. NOTES PAYABLE, LINE OF CREDIT, AND CAPITAL LEASES

                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                         1999            2000
                                                                    --------------   --------------
                                                                                      (UNAUDITED)
Note payable due December 31, 2001, with interest at 5%
due monthly beginning February 1, 2000                              $           --   $    1,416,667


Note payable due December 31, 2001, with interest at 5%                         --        2,300,000

Note payable, with interest at 9.5%, with one accrued
interest payment due on October 15, 2000 and the
balance of the principal and interest due on
January 31, 2001                                                                --        1,613,114

Note payable, with interest at 6%, with (a) one
accrued interest only payment due October 5, 2000,
(b) one accrued interest only payment due January 5, 2001
and (c) 14 quarterly installments thereafter with each
installment equal to $210,714 in principal plus any
accrued interest with a final payment due July 5, 2004                          --        2,950,000
                                                                    --------------   --------------
Less:  Current maturities                                                       --       (2,034,543)

                                                                    --------------   --------------
                                                                    $           --   $    6,245,238
                                                                    ==============   ==============

The note payable for $1,416,667 is a convertible note from the Company to the seller of BTI (see Note 4) due December 31, 2001, which is immediately convertible into 1,416,677 shares of common stock of the Company. The note payable for $2,500,000 is a promissory note from the Company to the seller of BTI (see Note 4) due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company. The Company has paid $200,000 on the $2,500,000 promissory note, as of September 30, 2000. Both notes are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock.

The short-term note payable for $1,613,114 is a promissory note from the Company to EPI (see Note 4) due January 31, 2001, with one accrued interest payment due on October 15, 2000 and the balance of the principal and interest due on January 31, 2001. The note payable for $2,950,000 is a promissory note from the Company to EPI (see Note 4) with (a) one accrued interest only payment due October 5, 2000, (b) one accrued interest only payment due January 5, 2001 and (c) 14 quarterly installments thereafter with each installment equal to $210,714 in principal plus any accrued interest with a final payment due July 5, 2004. The assets of EPI, excluding accounts receivable and inventory, secure both notes.

In February 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution. This line of credit is personally guaranteed by Cecil E. Smith, Jr., and Joel E. Claybrook.

As of September 30, 2000, obligations under capital leases totaled $4,305,827 with a net book value of $4,486,084 and have a remaining lease term of five years or less. The capital leases are secured by manufacturing equipment, computer equipment, and furniture.

3. EQUITY

COMMON STOCK

For the period of January 1, 2000 through September 30, 2000, the Company raised $2,859,851 through the issuance of its common stock at $1.00 per share.

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

On February 23, 2000, the Board of Directors approved the grant of 200,000 Non-Qualified Stock Options to David H. Segrest, a partner in the law firm of Gardere & Wynne, LLP, the Company's legal counsel. These options were granted to Mr. Segrest as payment in lieu of cash as a member of the Executive Committee of the Office of the CEO. These options are exercisable at $1.00 per share with a duration of ten years. The face value of these options of $172,000 will be expensed over the estimated term of his tenure on the Executive Committee, currently estimated at $17,200 per year.

PREFERRED STOCK

During the month of April 2000, the Company sold 1,600,000 units consisting of 5 shares of preferred stock and 3 warrants each for a total of 8,000,000 shares of preferred stock and 4,800,000 warrants. Net proceeds to the Company were $7,595,000. Dividends on the preferred stock shall accrue at the rate of 10% per annum and are payable in kind through issuance of additional preferred shares. As of September 2000, 291,300 shares of preferred stock dividends were issued. The preferred stock holders are entitled to preference on liquidation. The Corporation has the right to redeem the preferred shares at $1.65 per share prior to December 31, 2000. The preferred stock holders have rights to convert to common stock at a time and amount based on the performance of the Corporation. The preferred stock holders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Corporation require approval of the preferred stock holders. The preferred stock holders have limited preemptive rights to acquire additional shares of the Corporation's Stock. Additionally, options to purchase 300,000 shares of common stock were granted to Frost Securities and 150,000 and 175,000 shares of common stock were granted to David Segelov and Jason Cooper, respectively, for their assistance in raising the above financing.

4. ACQUISITION

Effective January 18, 2000, Micro-ASI completed the acquisition of the outstanding common stock (BTI Common Stock) of Best Technologies, Inc., a Texas corporation (BTI), from the sole shareholder of BTI (Seller), pursuant to a stock purchase agreement (including all Exhibits and Schedules thereto and documents executed in connection therewith, the "Agreement"). BTI is an electronics contract manufacturer headquartered in Wylie, Texas. In connection with the Agreement, one share of preferred stock of BTI (BTI Preferred Stock) was created and issued to the Seller. The Company, as the holder of the BTI Common Stock, has the right to appoint one director to the three-member Board of Directors of BTI. Seller, as holder of the BTI Preferred Stock has the right to appoint two directors to the three-member Board of Directors of BTI and certain other voting rights. Pursuant to the Agreement, the Company will receive the outstanding BTI Preferred Stock upon the satisfaction of certain obligations, including, but not limited to, the completion of an initial public offering of the Company's Common Stock.

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company (Purchase Note); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company (Convertible
Note). Furthermore, the payment of the Cash Note, the Purchase Note, and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post-closing adjustments. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied. Additionally, the Company has paid off a promissory note owed by BTI to the selling shareholder of $600,000. Additionally, the Company has paid $200,000 on the $2,500,000 promissory note. The Company's current investment in BTI as of September 30, 2000 is approximately $5.6 million.

For the nine months ended September 30, 2000, BTI had revenues of $2,270,311, gross margin of $1,579,453, and net income of $47,799.

On July 21, 2000, Micro-ASI, Inc. completed the acquisition of the assets of EPI Technologies, Inc., a Texas corporation ("EPI"), pursuant to an asset purchase agreement (the "Agreement"). EPI is an electronics test contractor headquartered in Plano, Texas.

The total aggregate purchase price for the assets of EPI is $4,863,114. The purchase price includes (i) a cash payment at closing of $300,000, (ii) a Secured Promissory Note from the Company to EPI in the amount of $1,613,114, due January 31, 2001, with one accrued interest payment due on October 15, 2000 and the balance of the principal and interest due on January 31, 2001 and (iii) a Secured Promissory Note in the amount of $2,950,000 from the Company to EPI with
(a) one accrued interest only payment due October 5, 2000, (b) one accrued interest only payment due January 5, 2001 and (c) 14 quarterly installments thereafter with each installment equal to $210,714 in principal plus any accrued interest with a final payment due July 5, 2004. The promissory notes are secured by the assets of EPI, excluding accounts receivable and inventory. Should the Company obtain financing from a financial institution and payoff the $1,613,114 note, the Agreement stipulates that EPI will subordinate its first lien position on the pledged assets other than intellectual property to a financial institution. The purchase price is not subject to any post closing adjustments.

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

GENERAL

The Company is a development stage company and to date has testing service revenues of $867,209 and $10,000 in research and development revenues. The primary activities to date have been forming the management team, research and development, identifying products to redesign utilizing flip-chip technology, and testing services resulting from an acquisition. Accordingly, management does not consider the historical results of operations to be representative of future results of operation of the Company. The following financial information shows results of operations for the three months and nine months ended September 30, 2000 and 1999, respectively. This Form 10-QSB should be read in conjunction with the Form 10-KSB which was filed on March 30, 2000, and as amended in Form 10-KSB/A which was filed on September 22, 2000.

The Company has identified redesign projects from three electronic manufacturers that will serve as the core of the Company's research and development strategy. The Company anticipates that it will spend approximately $2.1 million in research and development projects during 2000. Micro-ASI is now in the process of project definition, which includes precise technical details, number of units, pricing and the time to do the redesign. Although there can be no assurance, these three projects may result in significant business opportunities for the Company after they become contracts.

Testing services represent an integral part of the Company's current business. Testing services are provided to contract electronics manufacturers various tests and conditioning of semiconductor circuits, a process which enables semiconductor manufacturers and original equipment manufacturers (OEMs) to identify defective circuits and thus improve the reliability of their products.

RESULTS OF OPERATIONS:

The following financial information shows results of operations for the three months ended September 30, 2000 and 1999, respectively and for the nine months ended September 30, 2000 and 1999, respectively.

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                    --------------------------------    --------------------------------
                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                         2000              1999              2000              1999
                                    --------------    --------------    --------------    --------------
   Testing Services                 $      867,209    $           --    $      867,209    $           --
   Research and Development                 10,000                --            10,000                --
   Interest and Other Income                62,030            11,780           155,210            19,224
   Equity in income of equity
   investee                                 77,176                --            47,799                --
   Costs of Testing Services              (715,120)               --          (715,120)               --
   Research and Development               (586,232)         (208,765)       (1,198,774)         (584,653)
   General and Administrative           (1,865,904)         (508,671)       (5,632,320)       (1,839,990)
   Interest Expense                       (175,851)               --          (282,515)           (1,761)
                                    --------------    --------------    --------------    --------------
   Net Loss                         $   (2,326,692)   $     (705,656)   $   (6,748,511)   $   (2,407,180)
                                    ==============    ==============    ==============    ==============

As a result of the acquisition of the EPI assets, revenues generated from testing services amounted to $867,209 for the three and nine months ended September 30, 2000. Costs related to testing services are primarily salaries and wages of $379,830 for the three months and nine months ended September 30, 2000. Manufacturing supplies were $62,022 for the three months and nine months ended September 30, 2000. Manufacturing overhead including rent, utilities, insurance, and depreciation comprise the majority of the remaining costs during the period. No production revenue or costs were generated during 1999.

The increase in research and development expenses for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 was due primarily to the work on the three projects secured by the Company. Salaries were approximately $436,668 and $892,849 for the three and nine months ended September 30, 2000 compared to approximately $27,500 and $59,346 for the three months and nine months ended September 30, 1999 primarily due to the added management, engineering, and sales and marketing along with the associated administrative support. As of January 18, 2000, ZAE and Micro-ASI mutually agreed to terminate their relationship. Charges related to ZAE in the amount of $62,000 and $213,000 were paid during the nine months ended September 30, 2000 and 1999, respectively.

The increase in general and administrative expenses for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999 was primarily attributable to increases in salaries, legal and professional fees, consulting fees, and a non-cash expense related to the issuance of warrants. Salaries were approximately $519,339 and $1,268,477 for the three and nine months ended September 30, 2000 compared to approximately $150,117 and $302,220 for the three months and nine months ended September 30, 1999 primarily due to the added senior level management in executive management, finance and accounting, and sales and marketing along with the associated administrative support. The Company's legal and professional fees increased due to the reporting requirements for the Company. The legal and professional fees were approximately $344,669 and $744,640 for the three months and nine months ended September 30, 2000 compared to approximately $56,000 and $74,000 for the three months and nine months ended September 30, 1999. Marketing, private placement assistance, and investor relations consulting fees were $0 for the three months ended September 30, 2000 and $365,010 for the nine months ended, compared to $88,750 and $913,350 for the three and nine months ended September 30, 1999, of which $75,000 and $675,000 related to the Company's common stock used as compensation for the services rendered. The non-cash expense related to the issue of warrants was $0 and $1,450,000 for the three months and nine months ended September 30, 2000. No related expense was recorded in the three month and nine months ended September 30, 1999. The warrants were issued in conjunction with the Company obtaining a line of credit from a financial institution. The remaining general and administrative expenses attributable to building the Company including repairs and maintenance, rent, insurance, travel, depreciation, and amortization comprise the majority of the remaining expenses for the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The results of operations for the nine month ended September 30, 2000 show a net loss of $6,748,511 and the Company expects the losses to continue throughout the end of the year as the Company continues to incur expenditures and operating expenses. The Company currently expects that cash from the sale of common and preferred stock, operations, and anticipated financing is adequate to fund operations and expenditures for the next twelve months. Should cash not be adequate, the Company may need to add additional funds. However, if adequate funds are not available with acceptable terms, our business results of operation and financial condition could be materially affected.

Management completed a private placement of preferred stock netting $7,595,000 in April 2000.

The proceeds from the sale of the preferred stock provided for the following:

    o Leased a facility for a Technology Integration Deployment Center ("TIDC"). This facility is a collection of capabilities, tools and technologies, staffed with engineers and technologists, The TIDC and its staff are a pivotal element of the Company's strategy to absorb, improve and create its intellectual property and innovative core technologies, and then to provide Micro-ASI customers with full, systems-level solutions leveraging these technologies.

    o Purchased manufacturing equipment to increase the capacity of BTI. The additional equipment will include flip-chip, surface mount and related production equipment. The Company will purchase furniture, computers, test equipment and production equipment related for the research and development center. The Company obtained through capital leases approximately $5 million in capital equipment during the year 2000.

    o   Employed additional senior level management.

    o Employed senior and junior level design engineers for research and development and for the TIDC.

    o Provided computer equipment and software tools for above mentioned design engineers.

    o   Continued development of current redesign projects.

    o   Initiated new large-scale redesign programs.

    o Addition of administrative, accounting, financial and human resources personnel to strengthen the infrastructure of the Company.

    o   Provided working capital for daily operations.

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

Micro-ASI anticipates it will increase its number of employees from 108 as of September 30, 2000 to approximately 200 employees over a period of approximately 12 months. This includes the employees of BTI.

The Company obtained through capital leases approximately $5 million in capital equipment during the year 2000. This includes production equipment and equipment for the TIDC. The Company also anticipates that it will lease an additional $12.3 million in both research and development equipment and production equipment to further increase the capacity of BTI over a period of the next 24 months.

During the nine months ended September 30, 2000, the Company also raised approximately $2,859,851 through the issuance of common stock.

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

None.

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

The number of shares voting for the increase in the number of shares was 14,324,809, 78,400 votes against the plan, and no votes abstained. There were no broker non-votes.

As of August 31, 2000, the shareholders approved increasing the number of shares available under the 1999 Stock Option Plan to a total of 10,000,000 shares of common stock and approved an Employee Stock Purchase Plan with 500,000 shares of common stock available.

The number of shares voting for the increase in the number of shares available under the 1999 Stock Option Plan was 17,340,382, 81,833 votes against the plan, and 53,500 votes abstained. There were no broker non-votes.

The number of shares voting for the Employee Stock Purchase Plan was 17,392,465, 27,750 votes against the plan, and 55,500 votes abstained. There were no broker non-votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits:

    27.1 Financial Data Schedule

    27.2 Financial Data Schedule

    27.3 Financial Data Schedule

    (b) Reports on Form 8-K:

    The Company filed a Form 8-K/A related to the acquisition of BTI on April 2, 2000 and a Form 8-K/A related to the acquisition of EPI on October 3, 2000.

                                     * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MICRO-ASI, INC.

November 14, 2000                 By: /s/ Joel E. Claybrook
                                     -------------------------------------------
                                   Joel E. Claybrook
                                   (Vice Chairman and Chief Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
    27.1       Financial Data Schedule

    27.2       Financial Data Schedule

    27.3       Financial Data Schedule