Form 10KSB40
period 2000-12-31
MICRO ASI INC
filed 2001-05-08
CIK 1090293

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2000

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

                                  Common Stock

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for much shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 31, 2001, the aggregate market value of voting and non-voting common equity held by non-affiliates of the Company was $17,522,188.

The number of shares outstanding as of March 31, 2001 was 22,851,152 shares of Common Stock.

MICRO-ASI, Inc
Form 10-KSB


PART I.

ITEM 1 DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT.

Micro-ASI, Inc. (the "Company") is a high-technology electronics company founded in 1995 in Dallas, Texas.

There has not been any bankruptcy filing, receivership or any similar proceeding since the Company's inception.

There has been no reclassification, merger or consolidation involving the Company since its inception. There has been no acquisition or sale of a significant amount of assets that were not in the ordinary course of the Company's business, except that the Company acquired (i) all of the outstanding stock of Best Technologies, Inc. ("BTI") on January 18, 2000, with an effective date of January 1, 2000, as disclosed in the Company's Form 8-K filed on January 27, 2000, and (ii) the assets of EPI Technologies, Inc. on July 21, 2000, and effective July 2, 2000, as disclosed in the Company's Form 8-K filed on August 4, 2000.

This document includes "forward-looking statements" including, in particular, the statements about The Company's plans, strategies and prospects, future financial condition and results of operations under the headings "Management's Discussion and Analysis" or "Plan of Operations." We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. Although management believes that the plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, no assurance can be given that such plans, intentions and expectations will be achieved, and we caution you that our actual results may differ materially from those anticipated or projected in our forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of The Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) ability to cost effectively integrate multiple technologies; (3) effect of future competition; and (4) failure to raise needed capital.


(b) BUSINESS OF ISSUER.

(1) PRINCIPAL PRODUCTS AND THEIR MARKETS:

Glossary of Key Terms and Phrases - See Page 7.

The Company intends to design and manufacture products including semiconductor Multi-Chip Modules ("MCM"), Printed Circuit Boards ("PCB"), and electronic end-products based on flip-chip technology. The Company intends to provide these products to strategic customers in a "one-stop-shop" for design, prototype, manufacturing and testing, thus positioning the Company as a high density interconnect solution provider of electronic semiconductor devices. This includes: traditional surface mount PC board design, Flip-Chip module ("FCM") design and process development, performance modeling, prototyping, traditional surface mount manufacturing and test, and FCM and single die manufacturing and test.

These types of products are intended to fill a large market opportunity, based upon the assessment that the electronics market is moving toward faster, smaller, higher performance devices with lower costs and reduced power consumption. In a 1998 White Paper of the National Institute of Standards and Technology, the worldwide electronics end-equipment market is projected to grow from just over $1 trillion in 1996 to $2 trillion in the year 2000. A growing percentage of the total market is being served through outsourcing. Outsourcing, otherwise, in this instance, known as contract manufacturing, is the process whereby a company contracts with another company for goods and/or services instead of manufacturing the products itself. In the August 1999 edition of Electronic Business, Technology Forecasters Inc. is cited as projecting the Worldwide Contract Manufacturing Industry growing from $90 billion in 1998 to $178 billion in 2001.

Management believes the traditional method of semiconductor packaging with interconnectivity by wire bond is reaching its physical limitations in terms of size reduction and cost. Flip-chip technology differs from wire bond in that it allows a die to be connected directly to the substrate using "bumping" technology that is a process of using solder balls or another method of connecting outputs to attach the die instead of using wire bond. Flip-chip technology offers the following advantages over wire bond:

     1. reduction in size

     2. lower heat generation

     3. improved performance.

Until recently, costs of flip-chip production have been too high to permit widespread commercial use. Recent advancements in "bumping" technology, which is the process of attaching solder balls to a die, and advances in "high density substrate", which is a medium to connect the die to its external packaging, are dramatically reducing the costs of flip-chip production and making it much more attractive as an alternative to wire bond technology for large pin count devices.

Traditionally, Flip-chips and FCMs have been used only in military or other performance intensive applications because of higher costs associated with FCMs compared to older, conventional interconnect technologies. These higher costs for FCMs have historically been incurred primarily because of known good die ("KGD") issues, FCM substrate pitch and substrate coplanarity difficulties. The cost of "bumping" wafers for flip-chip interconnect has also impeded acceptance of this technology. Because of these industry barriers, and the significant investments required in infrastructure change to enable these new technologies, the vast majority of products continues to be designed and manufactured with traditional packaging and interconnect techniques. There are presently relatively few companies offering design services utilizing flip-chip interconnect and/or FCM technologies.

The Company intends to design new or re-engineer existing products to make them more efficient, more powerful, and most cost competitive. The Company intends to demonstrate productibility and also manufacture these devices in high volume. Unlike the vast majority of the industry still encumbered with more than three decades of wire bond technology, The Company plans to utilize flip-chip as the affordable attachment method of choice to minimize a component's form factor, enable superior thermal management properties, and facilitate product speed improvements not possible with wire bonding.

The Company's management believes that the current wire bonding process used to interconnect silicon die to external packaging will be unable to support future requirements of electronics products. The constant demand for affordable, smaller products, with more functionality and greater performance that operate at reduced power consumption levels will likely be supported by the flip-chip, MCM's, and system-on-a-chip technologies. These emerging technologies offer significant form factor reduction for products due to a much-reduced footprint of the electronics. With a wire bond approach, additional space is needed to interconnect the silicon die to a substrate.

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

Another benefit of these emerging technologies over conventional wire bond interconnect methods is that the heat generated by flip-chip silicon die can be more readily dissipated into the substrate than with wire bond interconnect. Flip-chip mounts the silicon die "face down" to the substrate. An underfill material is applied between the die and the substrate. This underfill provides structural support for the solder "bumps" that provide the electrical connection between the die and the substrate. The underfill also has excellent thermal conductivity properties. Thus the heat generated by the die is channeled to the substrate via the underfill. With wire bond interconnect, however, the silicon die is mounted "face up" on the substrate, exposing the input and output (I/O) pads of the die. This allows a wire-bonding machine to attach wires to each pad. However, the heat radiates off of the die rather than carried away to a substrate by an underfill. This is an inefficient thermal management system, as the thermal transfer rate through the cavity of the package is much slower in the wire bond interconnect configuration than the heat transfer rate of the underfill/substrate configuration. The cooler temperature of the die in the flip-chip configuration means that the die may be able to operate at faster speeds and may experience a reduced level of thermal stress, compared to the wire bond interconnect.

The Company's objective is to be a "turn key" design and manufacturing company. This means that the Company plans to implement the following capabilities:

     1. Product concept definition and trade studies

     2. Engineering design, such as systems, electrical, and mechanical

     3. Engineering analysis, such as thermal, vibration, stress, timing, and power consumption

     4. Prototype manufacturing

     5. Product conformance testing and evaluation

     6. Manufacturing capability

The Company plans to integrate all of the product development and manufacturing steps into the Company. Integration is intended allowing the Company to offer a "one-stop-shop" solution.

On May 15, 2000, The Company announced a strategic alliance with Siemens Energy and Automation, Inc., an affiliate of Siemens AG ("Siemens"). Pursuant to this alliance, the Company installed in September 2000 a design/prototype line and a multi-million-dollar high volume turnkey manufacturing line for high speed and high quality module and circuit board production. In addition, the two companies plan to participate in joint research and development efforts, including the Flip-Chip Research Consortium at the Georgia Institute of Technology Center for Board Assembly Research.


(2) NEW PRODUCT STATUS

The Company is developing product and industry research to discern existing products that can be redesigned and are candidates to utilize these emerging technologies. The Company has identified and commenced work on selected redesign projects.

The Company has completed a redesign of a compact flash memory card for one potential customer and currently has contracts to redesign six other projects with several customers. The Company believes, based on management's knowledge of the industry and contacts with these customers, that these projects represent future business opportunities. These projects in process include two projects to redesign voice compression for wireless cell sites, one project to redesign a radio frequency identification tag, one project to design a process to adhere a silicon wafer to different type of substrate, one project to redesign a multi-media card to achieve cost and size reduction and one project develop a flip chip module solution for a large merchant market semiconductor company.

The Company intends to retain the design rights to all redesigned products. This business strategy and policy should cause The Company's installed intellectual property base to grow rapidly and keep the Company in the forefront of technology and turnkey delivery of solutions leveraging such key technologies.

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

Effective January 1, 2000, The Company entered into a definitive stock purchase agreement (the "BTI Agreement") whereby the Company acquired all of the outstanding common stock of Best Technologies, Inc. ("BTI"). BTI, a Texas corporation, is a contract electronics manufacturer headquartered in Wylie, Texas. This acquisition adds the manufacturing capabilities that are intended to enable the Company to become a turnkey or one-stop-shop for its customers.

Effective July 2, 2000, The Company completed the acquisition of the assets of EPI Technologies, Inc. ("EPI"), a Texas corporation, pursuant to an asset purchase agreement (the "EPI Agreement"). EPI is an electronics test contractor headquartered in Plano, Texas. The purchase was effective July 2, 2000. This acquisition adds the testing capabilities that are intended in the Company's overall plan.


(3) SOURCES AND AVAILABILITY OF MATERIALS AND PRINCIPAL SUPPLIERS:

Primary sources for component materials to design and manufacturer products are purchased through vendor relationships with electronic component distributors and original equipment manufacturers ("OEMs"). Substrate requirements will be met through close relationships with material manufacturers and fabricators in the electronics industry.

The Company's plan is to work directly with large semiconductor manufacturers to sell flip-chip and MCM packaging solutions at the component level and to utilize these components at the board level. For example, the Company is consulting directly with a hardware manufacturer to miniaturize an existing product design by employing flip-chip packaging of key integrated circuits. In this type of consultation the Company is directly selling consulting services, design services, prototype manufacturing and board production without the use of distribution partners or other reseller intermediaries.


(4) PATENTS, TRADEMARKS, LICENSES, CONCESSIONS AND ROYALTIES

The Company has filed 21 patent applications with the US Patent Office for wafer integration and testing. The Company also owns two patents on KGD testing which were purchased as part of the assets of EPI.

In March 2001, the Company signed two license agreements with Siemens Energy and Automation Group to fabricate and assemble a new substrate developed by Siemens. These license agreements require a royalty payment based on substrate assembly usage.


(5) SEASONALITY OF INDUSTRY

The industry that The Company serves is not seasonal.


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


(7) DEPENDENCE ON ONE OR A FEW CUSTOMERS:

The Company has established a customer base that is expanding. Four customers accounted for 66% of the Company's Year 2000 revenue.


(8) ORDER BACKLOG

As of March 31, 2001, the Company had a backlog of orders approximating $1.9 million.


(9) GOVERNMENT CONTRACTS

The Company does not require any governmental approval of principal products or services.


(10) COMPETITIVE BUSINESS CONDITIONS AND THE COMPANY'S COMPETITIVE POSITION:

Today's electronics marketplace demands quality products which are faster, more reliable, easier to use and less costly than current or earlier generation products. As the need for miniaturization drives products and product part geometry ever smaller and increasingly complex, a new method of interconnect or changes in material may be necessary.

Traditionally, flip-chips and MCMs have been used only in military or other performance intensive applications because of higher costs associated with them compared to older, conventional interconnect technologies. These higher costs for flip-chips and MCMs have historically been incurred primarily because of the cost to apply solder balls on the die, the cost of a sufficiently coplanar substrate, and low yields due to KGD issues. The expression "Known Good Die" pertains to the availability of semiconductor chips that have been tested to meet the same manufacturers specifications as their packaged counterparts.

Until recently, the cost of bumping a standard eight-inch wafer was typically in excess of $1,300. Through technological advances the cost of bumping has dropped significantly. This accomplishment has removed a large hurdle in making flip-chip production cost competitive with traditional interconnect approaches.

Substrate technology has also been a traditional barrier to the cost effective deployment of flip-chips and MCMs. The use of flip-chip technology enables a "fine pitch" etch and I/O routing that is not possible with wire bond technology. This greater density capacity requires a substrate that can be manufactured to more stringent tolerances and can insulate electrical signals at very narrow line widths. Until recently, the cost of these high performance substrates was not competitive with conventional substrate materials. The Company has recently signed a license agreement with Siemens to fabricate and assemble a substrate that management of the Company believes could prove to be the most cost effective high performance substrate material available today. This substrate has not yet been fully developed for the high volume production environment and there is a risk that it will not have that capability.

Without KGD, the performance of systems and/or modules cannot be characterized at the component level. Furthermore, the underfill used in flip-chip applications often makes the rework of a module or system difficult when defective die are identified at system level test. Until recently, there were relatively few semiconductor products even offered in a KGD format. Intel now has the SmartDie(TM) program; Texas Instruments has a KGD product line, as do other leading semiconductor companies, such as Motorola, National Semiconductor and Micron. There are also companies, such as Chip-Supply, that specialize exclusively in KGD. The movement toward KGD has added incremental momentum to the overall KDG sector of the industry.

Because of these industry barriers and the significant investment required in infrastructure change to enable these new technologies, the vast majority of products continues to be designed and manufactured with traditional packaging and interconnect techniques. Currently there are relatively few companies offering design services utilizing flip-chip and/or MCM technologies.

Management believes the Company is positioned to be a "core enabling technology" enterprise. This means that the Company will attempt to pull the various pieces of the advanced interconnect components together and act as an industry change agent in the transition from wire bond interconnect to flip-chip interconnect. There are companies that will compete directly with the Company to develop enabling technologies for part or all of the inner connect process.


(11) LAST TWO YEARS' RESEARCH AND DEVELOPMENT SPENT:

The Company has spent $2,333,568 and $808,396 for the years ended December 31, 2000 and December 31, 1999, respectively.


(12) COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS:

The Company is not aware of any specific costs or issues regarding compliance with environmental laws.


(13) NUMBER OF TOTAL AND FULL TIME EMPLOYEES:

The Company has 170 full-time employees as of March 31, 2001.

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

ITEM 2 DESCRIPTION OF PROPERTY:

The Company currently leases office space in Dallas, Texas in Park Central Plaza 1 at 12655 N. Central Expressway, Suite 1000, Dallas, Texas 75243. The previous lease expired April 30, 2000 and at the base rate of $8,330 per month. On April 6, 2000 the Company entered into a new lease commencing on May 1, 2000 for a two year term. Rent under the new lease is $11,433 per month for a total rent under the lease of $137,199.

On April 10, 2000 the Company entered into a lease for its Technology Integration Deployment Center in Carrollton, Texas. This lease commenced on May 1, 2000 and is for a five-year term. Rent is $9,235 per month through April 2001 and $9,654 per month for the period of May 2001 through April 2005. Total rent under this lease if $574,218.

Effective July 2, 2000, the Company entered into a sub lease for its manufacturing facility from EPI Technologies, Inc. in Plano, Texas. This lease commences on July 2, 2000 and terminates on January 31, 2005. Rent is $23,686 per month through January 21, 2002 and is estimated at $25,226 from February 1, 2002 through January 31, 2005. Total rent under this lease is $1,358,170.

On July 21, 2000, the Company entered into a sub lease for its Plano, Texas manufacturing facility from Sportron International, Inc. This lease commences on September 25, 2000 and terminates on March 31, 2002. Rent is $10,062 per month through March 31, 2002. Total rent under this lease is $181,121.

On October 19, 2000, the Company entered into a sub lease for its Plano, Texas manufacturing facility from Jackson-Shaw Company. This lease commences on November 1, 2000 and terminates on April 30, 2003. Rent is $11,325 per month through April 30, 2003. Total rent under this lease is $339,750.

On January 1, 2001 the Company entered into a lease with Gary Bottom for its substrate fabrication facility in Wylie Texas. This was the previous location of BTI. This lease commences January 1, 2001 and terminates on December 31, 2002. Rent is $12,500 per month for the term of the lease. Total rent under this lease is $300,000.


ITEM 3 LEGAL PROCEEDINGS

On April 3, 2001 a lawsuit was filed in the 14th District Court of Dallas County by a former employee against the Company and two officers of the Company, seeking compensatory damages, punitive damages and attorney's fees alleging breach of an employment contract, wrongful discharge, promissory estoppel, and wrongful interference with prospective contractual relations. Because the lawsuit was recently filed, the Company has not yet filed an answer. There is no other litigation against the Company.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of the Shareholders on December 6, 2000.

Cecil E. Smith, Jr., Joel E. Claybrook, Dr. Meng-Sheng Lin, Dr. Myles Welborn, Jeffrey D. Warren, Dr. Bart W. Stuck, Patrick J. Tripple, David A. Ranhoff and James Hamner were all elected as directors at the meeting. The directors were elected for a one-year term.

The number of shares voting for the Board of Directors was 22,631,210. There were 3,000 votes against, no abstentions and no broker non-votes.

The shareholders also voted to approve and increase in the authorized common shares from 75,000,000 to 150,000,000 and in the authorized preferred shares from 15,000,000 to 40,000,000.

The number of shares voting for the increase was 22,439,210, 156,000 votes against the increase, and 39,000 votes abstained. There were no broker non-votes.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

There is no trading market for the Company's Common Stock at present. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the market of the Company's securities. There is no assurance that a trading market will ever develop or, if such market does in fact develop, that it will continue.

As of December 31, 2000, there were approximately 1,500 holders of the Company's Common Stock.

The Company has not, nor does it intend to declare any dividends on its Common Stock in the future. The Company has no current restrictions on paying dividends.

Dividends on the preferred stock issued in April 2000, shall accrue at the rate of 10% per annum and are payable in kind through issuance of additional preferred shares. In May, August, and November 2000, the Company issued 91,300, 200,000 and 200,000 shares of preferred stock, respectively.


ITEM 6 MANAGEMENT'S PLAN OF OPERATION:

At December 31, 2000, the Company had a working capital deficiency of $4,397,899 and a net loss of $10,691,997 for the twelve months then ended. The Company will have to obtain significant amounts of additional capital or other funding in order to continue operations. In addition, the Company has not yet achieved confirmation of market acceptance of its product offerings. Such circumstances raise substantial doubt about the Company's ability to continue as a going concern.

In March 2001, the Company's Chairman and its Chief Financial Officer loaned a total of $670,000 to the Company in three promissory notes. Each note bears 10% annual interest. Two notes totaling $120,000 mature June 22, 2001 and a third note for $550,000 matures August 31, 2001. The Company is currently seeking between $3 and $6 million in additional loans to "bridge" to a private placement offering. The Company anticipates completing a $20 million private placement financing during the second quarter of 2001. Management believes the completion of these loans and the private placement financing will provide sufficient capital resources to allow the Company to achieve its operating plan as discussed above. Should the Company not raise this additional capital, operations will be materially adversely affected, and the Company's plan would have to be revised to levels consistent with the Company's available funds or a restructuring would be required.

On April 26, 2001, the Company received $631,000 in two secured bridge promissory notes. These notes bear 14% interest, compounded daily and mature June 22, 2001. The obligations represented by these notes are secured by a pledge of substantially all of the assets of the Company. In addition to these notes, the payees were granted warrants to purchase 1,893,000 shares of the Company's common stock at an exercise price equal to the lowest price per share at which shares of Series C Stock of the Company are sold to any person at any time hereafter. The warrants are fully vested, immediately exercisable and have a 5-year term.

In an effort to reduce working capital requirements, during the first quarter of 2001, the Company has eliminated several executive positions, and all officers have deferred a substantial portion of their salary. Additionally, the Company is negotiating with creditors and lessors in an effort to amend payment terms to further reduce working capital needs.

During the period September through December 2000, the Company increased its assembly production capacity by leasing approximately $4 million of high-speed assembly equipment. This equipment began generating revenues beginning in the first quarter of 2001. In January 2001, the Company consolidated the BTI manufacturing operations from its previous facility in Wylie, Texas to the Company's manufacturing facility in Plano, Texas. The Company believes that having all of its manufacturing operations in one location will assist in securing future assembly business. The success of the Company is largely dependent upon securing the volume of new business needed to support the on-going working capital needs of the Company.

As a result of the purchase of EPI in July 2000, the Company generated revenues of approximately $1.6 million for contract testing services during the period July through December 2000. In January 2001, the Company increased its testing equipment capacity by leasing approximately $5 million of additional test equipment. The Company is actively pursuing new customers to increase testing services revenue for 2001.

In March 2001, the Company signed two license agreements with Siemens Energy and Automation Group. These licenses provide the Company the opportunity to fabricate a new liquid crystal polymer substrate developed by Siemens, and to also utilize this new substrate in electronic products assembled by the Company. In the opinion of management, this new substrate has the potential to provide a low cost solution that enables flip chip technology to become cost effective. The Company expects to spend approximately $4 million on production equipment and expenses related to the fabrication of the new substrate.

The Company is currently working on several design projects with electronic manufacturers that are intended to serve as the core of the Company's research and development strategy. Also, the Company continues to develop its known good die technology. During 2000, the Company filed 21 patent applications and is anticipating filing approximately 50 additional patent applications during 2001 for the known good die technology. The Company plans to spend approximately $3.3 million on research and development projects during 2001.

The Company anticipates it will increase its number of employees from 170 to approximately 200 employees over a period of approximately 12 months.


ITEM 7 FINANCIAL STATEMENTS

The information required by Item 7 is included elsewhere herein.

                         Report of Independent Auditors


The Board of Directors
Micro-ASI, Inc.

We have audited the accompanying balance sheet of Micro-ASI, Inc. (the Company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-ASI, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring net losses, significant amounts of debt maturing in 2001 and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The December 31, 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Dallas, Texas
March 12, 2001, except for the sixth paragraph of Note 1, as to which the date is March 16, 2001, the last paragraph of Note 13, as to which the date is April 3, 2001, the fifth paragraph of Note 1 and the sixth paragraph of Note 13, as to which the dates are April 26, 2001.

                                 Micro-ASI, Inc.
                                  Balance Sheet


                                                                           DECEMBER 31,
                                                                               2000
                                                                           ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $  3,011,411
  Accounts receivable                                                           385,315
  Other current assets                                                          141,567
                                                                           ------------
Total current assets                                                          3,538,293

Restricted cash                                                                 816,723
Property and equipment, net                                                   4,231,797
Intangibles, net                                                              3,528,678
Investment in subsidiary                                                      5,176,551
Other assets                                                                     50,908
                                                                           ------------
Total assets                                                               $ 17,342,950
                                                                           ============

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                         $    745,740
  Accrued expenses                                                              644,069
  Notes payable, current portion                                              5,661,924
  Capital lease obligations, current portion                                    884,459
                                                                           ------------
Total current liabilities                                                     7,936,192

Notes payable                                                                 2,317,857
Capital lease obligations                                                     1,429,492
                                                                           ------------
Total liabilities                                                            11,683,541

Redeemable, convertible preferred stock and stockholders' equity
(deficit):
  Preferred stock - 40,000,000 shares authorized, $.001 par value
    Series A, cumulative dividend rate of 10%
      Issued and outstanding shares - 8,491,300 at December 31, 2000,
      liquidation preference of $1 per share                                  6,933,834
    Series B
      Issued and outstanding shares - 1,700,000 at December 31, 2000,
      liquidation preference of $2 per share                                  3,400,000
                                                                           ------------
  Total redeemable convertible preferred stock                               10,333,834
  Common stock, $.001 par value:
    Authorized shares - 75,000,000
    Issued and outstanding shares -22,642,961 at December 31, 2000               22,642
  Additional capital                                                         11,696,897
  Accumulated deficit                                                       (16,393,964)
                                                                           ------------
  Total stockholders' equity (deficit)                                       (4,674,425)
                                                                           ------------
Total liabilities, redeemable, convertible preferred stock and
  stockholders' equity (deficit)                                           $ 17,342,950
                                                                           ============

See accompanying notes

                                 Micro-ASI, Inc.

                            Statements of Operations


                                                YEAR ENDED         YEAR ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                                   2000               1999
                                               ------------       ------------
Net sales                                      $  1,664,917       $         --
Cost of goods sold                                1,577,746                 --
                                               ------------       ------------
                                                     87,171                 --

Research and development                          2,333,568            808,396
Selling, general and administrative               7,497,945          2,922,080
Equity in loss of Best Technologies, Inc.           598,284                 --
                                               ------------       ------------
                                                 10,429,797          3,730,476

Loss from operations                            (10,342,626)        (3,730,476)

Other income (expense):
  Interest income                                   175,337             27,451
  Interest expense                                 (524,708)            (2,674)
                                               ------------       ------------
                                                   (349,371)            24,777
                                               ------------       ------------

Net loss                                        (10,691,997)        (3,705,699)

Preferred stock dividends                          (491,300)                --
Accretion of warrants and beneficial
  conversion feature                               (970,109)                --
                                               ------------       ------------

Net loss available to common
  stockholders                                 $(12,153,406)      $ (3,705,699)
                                               ============       ============

Basic and diluted net loss per share
  attributed to common stockholders            $      (0.56)      $      (0.21)
                                               ============       ============
Weighted average shares outstanding              21,752,130         17,989,506
                                               ============       ============


See accompanying notes.

                                     Micro-ASI, Inc.

                      Statement of Redeemable, Convertible Preferred
                         Stock and Stockholders' Equity (Deficit)


                                                  PREFERRED STOCK           PREFERRED STOCK
                                                      SERIES A                  SERIES B
                                             -----------------------    ------------------------
                                               SHARES       AMOUNT       SHARES        AMOUNT          TOTAL
                                             ---------    ----------    ---------    -----------    -----------
Balance at December 31, 1998                        --    $       --           --    $        --    $        --
Sale of common stock
Common stock issued for services
Return of stock
Net loss
                                             ------------------------------------------------------------------
Balance at December 31, 1999                        --            --           --             --             --
Issuance for cash
Common stock issued for services
Fair value of options issued for services
Issuance for cash                            8,000,000     8,000,000                                  8,000,000
Cash offering costs                                         (405,000)                                  (405,000)
Fair value of common stock and warrants
 issued as Series A preferred stock
 offering costs                                             (376,000)                                  (376,000)
Accretion of offering costs                                  193,671                                    193,671
Allocation of the fair value of warrants
 issued in connection with Series A
 preferred stock                                            (970,123)                                  (970,123)
Accretion of warrants                                        242,483                                    242,483
Allocation of the fair value of the
 beneficial conversion feature
 associated with the Series A
 preferred stock                                            (970,123)                                  (970,123)
Accretion of the beneficial
 conversion feature                                          727,626                                    727,626
Fair value of warrants issued in
 connection with the guarantee of
 line of credit arrangement
Warrants sold for cash
Proceeds from exercise of warrants
Proceeds from exercise of stock options
Sale of Series B preferred stock                                        1,700,000      3,400,000      3,400,000
Dividends on Series A preferred stock          491,300       491,300                                    491,300
Fair value of imputed interest
 expense on loan
Net loss
                                             ------------------------------------------------------------------
Balance at December 31, 2000                 8,491,300    $6,933,834    1,700,000    $ 3,400,000    $10,333,834
                                             ==================================================================


                                                  COMMON STOCK
                                             ---------------------     ADDITIONAL      ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL          DEFICIT            TOTAL
                                             ----------    -------    ------------     ------------     ------------
Balance at December 31, 1998                 16,343,800    $16,344    $  1,886,868     $ (1,996,268)    $    (93,056)

Sale of common stock                          3,006,536      3,006       3,003,529                         3,006,535
Common stock issued for services                876,775        877         875,898                           876,775
Return of stock                              (1,000,000)    (1,000)          1,000                                --
Net loss                                                                                 (3,705,699)      (3,705,699)
                                             -----------------------------------------------------------------------
Balance at December 31, 1999                 19,227,111     19,227       5,767,295       (5,701,967)          84,555
Issuance for cash                             2,601,850      2,601       3,015,999                         3,018,600
Common stock issued for services                434,000        434         433,566                           434,000
Fair value of options issued for services                                  191,751                           191,751
Issuance for cash                                                                                                 --
Cash offering costs                                                                                               --
Fair value of common stock and warrants
 issued as Series A preferred stock
 offering costs                                 325,000        325         375,675                           376,000
Accretion of offering costs                                               (193,671)                         (193,671)
Allocation of the fair value of warrants
 issued in connection with Series A
 preferred stock                                                           970,123                           970,123
Accretion of warrants                                                     (242,483)                         (242,483)
Allocation of the fair value of the
 beneficial conversion feature
 associated with the Series A
 preferred stock                                                           970,123                           970,123
Accretion of the beneficial
 conversion feature                                                       (727,626)                         (727,626)
Fair value of warrants issued in
 connection with the guarantee of
 line of credit arrangement                                              1,450,000                         1,450,000
Warrants sold for cash                                                      50,000                            50,000
Proceeds from exercise of warrants               30,000         30          29,970                            30,000
Proceeds from exercise of stock options          25,000         25          24,975                            25,000
Sale of Series B preferred stock                                                                                  --
Dividends on Series A preferred stock                                     (491,300)                         (491,300)
Fair value of imputed interest
 expense on loan                                                            72,500                            72,500
Net loss                                                                                (10,691,997)     (10,691,997)
                                             -----------------------------------------------------------------------
Balance at December 31, 2000                 22,642,961    $22,642    $ 11,696,897     $(16,393,964)    $ (4,674,425)
                                             =======================================================================

See accompanying notes.

                                 Micro-ASI, Inc.

                            Statements of Cash Flows


                                                         YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31,       DECEMBER 31,
                                                            2000               1999
                                                        ------------       -----------
OPERATING ACTIVITIES
Net loss                                                $(10,691,997)      $(3,705,699)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                              820,095            23,461
  Common stock and warrants issued for services            2,075,751           806,776
  Imputed interest on below market note                       72,500                --
Changes in operating assets and liabilities:
  Restricted cash                                           (816,723)               --
  Accounts receivable                                       (385,315)               --
  Other assets                                              (173,933)          (27,120)
  Accounts payable and accrued expenses                      806,316           377,187
                                                        ------------       -----------
Net cash used in operating activities                     (8,293,306)       (2,525,395)

INVESTING ACTIVITIES
Acquisition of EPI, net of cash acquired                      29,850                --
Capital expenditures                                      (1,234,290)         (107,669)
Net investment in subsidiary                              (1,159,884)               --
                                                        ------------       -----------
Net cash used in investing activities                     (2,364,324)         (107,669)

FINANCING ACTIVITIES
Sale of Series A preferred stock, net of offering
  costs                                                    7,595,000                --
Sale of Series B preferred stock                           3,400,000                --
Sale of warrants                                              50,000                --
Sales of common stock                                      3,073,600         3,006,535
Principal payments on capital leases                        (400,851)               --
Principal payments on notes                                 (600,000)               --
                                                        ------------       -----------
Net cash provided by financing activities                 13,117,749         3,006,535
                                                        ------------       -----------
Net increase in cash and cash equivalents                  2,460,119           373,471
Cash and cash equivalents at beginning of period             551,292           177,821
                                                        ------------       -----------
Cash and cash equivalents at end of period              $  3,011,411       $   551,292
                                                        ============       ===========

SUPPLEMENTAL INFORMATION
Cash paid for interest                                  $    251,581       $     2,674
                                                        ============       ===========


See accompanying notes.

                                 Micro-ASI, Inc.

                          Notes to Financial Statements



1. ORGANIZATION AND MANAGEMENT'S PLAN OF OPERATION

ORGANIZATION

Micro-ASI, Inc. (the "Company") is a high-technology electronics company incorporated in 1995 in Dallas, Texas. The Company intends to design and manufacture products such as semiconductor multi-chip modules ("MCMs"), printed circuit boards ("PCB") and electronic end products based on flip-chip technology. The Company intends to provide these products to strategic customers in a "one-stop-shop" for design, prototype, manufacturing and testing.

In the prior year, the Company was considered a development stage company because it had not commenced planned operations. These operations began in the third quarter of 2000.


MANAGEMENT'S PLAN OF OPERATION

At December 31, 2000, the Company had a working capital deficiency of $4,397,899, $6,546,383 of debt maturing in 2001 and a net loss of $10,691,997 for the twelve months then ended. In addition, the Company has not yet achieved confirmation of the acceptance of its product offerings. Such circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address the current situation are described below.

In March 2001, the Company's Chairman and its Chief Financial Officer loaned $670,000 to the Company in three promissory notes. The Company is currently seeking between $3 and $6 million in additional loans to bridge to a private placement offering. The Company intends to complete a $20 million private placement financing during the second quarter of 2001. Management believes the completion of these loans and the private placement financing will provide sufficient capital resources to allow the Company to achieve its operating plan as discussed above. Should the Company not raise this additional capital, operations will be materially adversely affected and the Company's plan would have to be revised to levels consistent with the Company's available funds.

As more fully described in Note 13, the Company received $631,000 on April 26, 2001 by issuing two promissory notes.

In an effort to reduce working capital requirements, during the first quarter of 2001, the Company has eliminated several executive positions and all officers have deferred a substantial portion of their salary. Additionally, the Company is negotiating with creditors and lessors in an effort to amend payment terms to also reduce working capital needs.

During the period September through December 2000, the Company increased its assembly production capacity by leasing approximately $4 million of high-speed assembly equipment. This equipment is expected to begin generating revenues beginning in the first quarter of 2001. In January 2001, the Company consolidated the BTI manufacturing operations from its previous facility in Wylie, Texas to the Company's manufacturing facility in Plano, Texas. The Company believes that having all of its manufacturing operations in one location will assist in securing future assembly business. The success of the Company is largely dependent upon securing the volume of new business needed to support the ongoing working capital needs of the Company.

As a result of the purchase of EPI in July 2000, the Company generated revenues of approximately $1.6 million for contract testing services during the period July through December 2000. In January 2001, the Company increased its testing equipment capacity by leasing approximately $5 million of additional test equipment. The Company is actively pursuing new customers to increase testing services revenue for 2001.

In March 2001, the Company signed two license agreements with Siemens Energy and Automation Group. These licenses provide the Company the opportunity to fabricate a new liquid crystal polymer substrate developed by Siemens, and to also utilize this new substrate in electronic products assembled by the Company. In the opinion of management, this new substrate has the potential to provide a low cost solution that enables flip chip technology to become cost effective. The Company expects to spend approximately $4 million on production equipment and expenses related to the fabrication of the new substrate.

The Company is currently working on several design projects with electronic manufacturers that are intended to serve as the core of the Company's research and development strategy. Also, the Company continues to develop its known good die technology. During 2000, the Company filed 21 patent applications and is anticipating filing approximately 50 additional patent applications during 2001 for the known good die technology. The Company plans to spend approximately $3.3 million on research and development projects during 2001.

The Company anticipates it will increase its number of employees from 170 to approximately 200 employees over a period of approximately 12 months.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment to customers.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments exposed to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions it believes to be of high credit quality. The Company had cash balances in excess of insured limits at December 31, 2000 of $3,703,005. Credit risk related to accounts receivable is due to a small number of customers concentrated in the semiconductor and OEM industry. Customers are located primarily in the United States; however, the Company does have one customer representing greater than 10% of revenue, located in Singapore. (See Note 12) To limit credit risk, the Company reviews a customer's credit history before extending credit. Collateral is not required. Bad debts have not been material.


CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


RESTRICTED CASH

At December 31, 2000, the Company had $816,723 in restricted cash related to outstanding letters of credit for the sublease of facilities and a lease of equipment.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful life or remaining lease term.

CAPITAL LEASES

The assets and related obligations for property and equipment under capital leases are initially recorded at an amount equal to the present value of future minimum lease payments. Assets under capital leases are amortized over the shorter of the life of the lease or useful life of the asset. Interest expense is accrued on the basis of the outstanding obligations under capital leases.


INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of purchase price over the fair market value of net assets acquired in purchase acquisitions. Goodwill is amortized over seven years on a straight-line basis. Other intangibles are amortized over two years on a straight-line basis.


IMPAIRMENT OF LONG LIVED ASSETS

The Company evaluates long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying amount, a write-down would be recorded to reduce the related asset to the amount of estimated future cash flows, for assets in use, or to estimated fair value for assets held for sale.


INCOME TAXES

Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws. Valuation allowances are provided for deferred tax assets when the realization is not reasonably assured.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per share attributed to common stockholders is computed using the Company's net loss attributed to common stockholders for each period presented divided by the weighted average common shares outstanding. For 2000 and 1999, all shares from the assumed exercise or conversion of options, warrants and convertible securities totaling 23,527,800 and 3,450,000, respectively, were excluded because their effect was anti-dilutive.


STOCK-BASED COMPENSATION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in its primary financial statements and to provide supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123").


NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has evaluated the impact of SFAS 133 and determined that its adoption on January 1, 2001 had no material impact on the Company's financial condition, results of operations or cash flows.


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

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       ESTIMATED
                                                         USEFUL      DECEMBER 31,
                                                          LIFE          2000
                                                       ---------     -----------
  Manufacturing equipment                                3 - 7       $ 2,604,516
  Software                                                 3             638,993
  Furniture, fixtures and computers                      3 - 7           594,190
  Construction in progress                                 -             433,067
  Leasehold improvement                                  1 - 5           374,663
                                                                     -----------
                                                                       4,645,429

  Less accumulated depreciation and amortization                        (413,632)
                                                                     -----------
                                                                     $ 4,231,797
                                                                     ===========

Manufacturing equipment includes equipment held under capital leases with a net book value of approximately $2.5 million at December 31, 2000.


4.      ACQUISITION

Effective January 18, 2000, Micro-ASI completed the acquisition of the outstanding common stock ("BTI Common Stock") of Best Technologies, Inc., a Texas corporation ("BTI"), from the sole shareholder of BTI ("Seller"), pursuant to a stock purchase agreement (including all Exhibits and Schedules thereto and documents executed in connection therewith, the "Agreement"). BTI is an electronics contract manufacturer headquartered in Wylie, Texas. In connection with the Agreement, one share of preferred stock of BTI ("BTI Preferred Stock") was created and issued to the Seller. The Company, as the holder of the BTI Common Stock, has the right to appoint one director to the three-member Board of Directors of BTI. Seller, as holder of the BTI Preferred Stock has the right to appoint two directors to the three-member Board of Directors of BTI and certain other voting rights. Pursuant to the Agreement, the Company will receive the outstanding BTI Preferred Stock upon the satisfaction of certain obligations, including, but not limited to, the completion of an initial public offering of the Company's Common Stock.

The total aggregate purchase price for the BTI Common Stock is approximately $3.9 million. The purchase price includes (i) a promissory note from the Company to the Seller in the amount of $2,500,000, due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company ("Purchase Note"); and (ii) a convertible note from the Company to the Seller in the amount of $1,416,667 due December 31, 2001, which is immediately convertible into 1,416,677 shares of Common Stock of the Company ("Convertible Note"). Additionally, the Company has paid off a promissory note owed by BTI to the selling shareholder of $600,000 ("Cash Note"). Furthermore, the payment of the Cash Note, the Purchase Note, and the Convertible Note are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock. The purchase price is not subject to any post closing adjustments. Because the seller of BTI still retains voting control, the Company will not consolidate the operations of BTI until the obligations noted above are satisfied. The Company's current investment in BTI as of December 31, 2000 is approximately $5.2 million.

The purchase price consisted of the following:

         Promissory note due the earlier of December 31, 2001
           or ten days after the completion of an initial public offering
           by the Company                                                      $2,500,000

         Promissory note convertible into 1,416,667 shares of the
           Company's stock
                                                                                1,416,667

                                                                               ----------
         Total purchase price                                                  $3,916,667
                                                                               ==========

At December 31, 2000, the Company owned 100% of the common stock of BTI. The Company believes the rights retained by the seller of BTI constitute substantive participating rights and therefore consolidation is not appropriate until such a time that these rights no longer exist or the financial obligations are fulfilled. Therefore, the Company is accounting for this investment using the equity method.

The following table presents summarized financial information for BTI as of December 31, 2000:

          Assets:                            Net sales        $ 3,877,798
            Current       $ 1,521,993        Gross profit         538,075
            Noncurrent        370,352        Net loss             598,284

          Liabilities:

            Current           542,191
            Noncurrent      1,795,341

Effective January 1, 2001, the Company and the Seller amended the stock purchase agreement whereby the Company obtained voting control over the BTI operation. As a result, the Company will begin consolidating the results of BTI January 1, 2001.

On July 21, 2000, the Company acquired from an unrelated party the assets of EPI Technologies, Inc. ("EPI"), a Texas corporation, pursuant to an asset purchase agreement (the "Agreement"). EPI is an electronics test contractor headquartered in Plano, Texas.

The total aggregate purchase price for the assets of EPI is $4,863,114. The purchase price includes (i) a cash payment at closing of $300,000, (ii) a Secured Promissory Note from the Company to EPI in the amount of $1,613,114,
(iii) a Secured Promissory Note in the amount of $2,950,000 from the Company to EPI. The promissory notes are secured by the assets of EPI, excluding accounts receivable and inventory. Should the Company obtain financing from a financial institution and pay off the $1,613,114 note, the Agreement stipulates that EPI will subordinate its first lien position on the property (other than intellectual property) pledged to the financial institution. The acquisition was accounted for as a purchase business combination; accordingly, the results of operations of EPI have been included with our results of operations since July 2, 2000. The purchase price is not subject to any post closing adjustments.

The total purchase price paid for the EPI acquisition was allocated based on the estimated fair values of the assets acquired as follows:

         Net tangible assets acquired        $  912,090
         Identifiable intangible assets       1,529,389
         Goodwill                             2,421,635
                                             ----------
         Total purchase price                $4,863,114
                                             ==========

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for 2000 and 1999 assuming BTI and EPI had been acquired at the beginning of the periods presented:

                                               PRO FORMA (UNAUDITED)
                                          ------------------------------
                                              2000              1999
                                          ------------       -----------
Revenue                                   $  7,485,317       $ 6,287,247
Net loss attributed to common
  stockholders                              12,458,651         5,482,918
Basic and diluted net loss per share
  attributed to common stockholders       $      (0.57)      $     (0.30)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might result from combined operations.

5. NOTE PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

                                                                                   DECEMBER 31,
                                                                                       2000
                                                                                   ------------
Note payable due December 31, 2001, with interest at 5%
due monthly beginning February 1, 2000                                             $  1,416,667

Note payable due December 31, 2001, with interest at 5%                               2,000,000

Note payable, with interest at 9.5%, with (a) one $250,000 principal plus accrued interest due on January 31, 2001, (b) 3 monthly installments thereafter with each installment equal to $100,000 in principal with a final
payment of all unpaid principal and all accrued interest due May 31, 2001             1,613,114

Note payable, with interest at 6%, with (a) one accrued interest only payment due January 5, 2001 and (b) 14 quarterly installments thereafter with each installment equal to $210,714 in principal plus any accrued interest with a
final payment due July 5, 2004                                                        2,950,000

Obligations under capital leases (see Note 8)                                         2,313,951
                                                                                   ------------
                                                                                     10,293,732

Less:  Current maturities                                                            (6,546,383)
                                                                                   ------------
                                                                                   $  3,747,349
                                                                                   ============

The note payable for $1,416,667 is a convertible note from the Company to the seller of BTI (see Note 4) due December 31, 2001, which is immediately convertible into 1,416,677 shares of common stock of the Company. The note payable due December 31, 2001 had an original balance of $2,500,000 and is a promissory note from the Company to the seller of BTI (see Note 4) due the earlier of (a) December 31, 2001 or (b) ten days after the completion of an initial public offering by the Company. The Company has paid $500,000 on the $2,500,000 promissory note, as of December 31, 2000. Both notes are secured by a stock pledge agreement pursuant to which the Company has pledged all of the BTI Common Stock.

The short-term note payable for $1,613,114 is a promissory note from the Company to EPI (see Note 4) due May 31, 2001, with (a) one $250,000 principal plus accrued interest due and paid on January 31, 2001, (b) 3 monthly installments thereafter with each installment equal to $100,000 in principal with a final payment of all unpaid principal and all accrued interest due May 31, 2001. The note payable for $2,950,000 is a promissory note from the Company to EPI (see
Note 4) with (a) one accrued interest only payment due January 5, 2001 and (b) 14 quarterly installments thereafter with each installment equal to $210,714 in principal plus any accrued interest with a final payment due July 5, 2004. The assets of EPI (see Note 4), excluding accounts receivable and inventory, secure both notes.


6. INCOME TAXES

At December 31, 2000, the Company's net deferred tax assets of approximately $5.6 million result primarily from net operating loss carryforwards totaling approximately $16.5 million for federal income tax purposes which begin expiring in 2011. The tax benefit of the net operating loss carryforwards is fully offset by a valuation allowance due to uncertainty related to future taxable income. Accordingly, no tax benefit has been recognized in the accompanying financial statements. During 2000, the valuation allowance increased by $3.7 million. No other significant reconciling items exist between the actual effective tax and the expected effective tax rate for 2000.


7. RELATED PARTY TRANSACTIONS

The Company had a consulting agreement for the design, development and marketing of MCMs with a firm owned by the Company's Chairman. Fees and expenses paid totaled $255,000 in 1999. This agreement ended September 30, 1999 when the Chairman joined the Company as a full time employee.

The Company paid consulting fees of $70,000 for the year ended December 31, 1999 for assistance with the development of its business strategy to a company owned by one director of the Company. These fees were paid prior to these individuals joining the Company. The agreement called for the issuance of 28,000 shares of the Company's stock, which were issued in March 2000.

The Company paid $349,350 to Kingdom Capital in 1999. In addition, the Company granted 750,000 shares of common stock valued at $750,000 to Kingdom Capital for financial and investor relations services for 1999. Kingdom Capital continues as a stockholder of the Company.

The Company paid J&N $74,000 in cash and $50,000 in common stock for financial consulting services in 1999. The services provided by J&N were primarily to assist in developing an investor relations program, identify potential investors, assist in developing a business plan and financial model, and assist in developing public and media relations. The services of J&N were not related to any financing or equity offerings. J&N continues as a stockholder of the Company.

The Company paid $25,886 in consulting fees and expenses to an executive officer for the year ended December 31, 1999. For the year ended December 31, 2000, the Company paid $12,760 in consulting fees and expenses to this officer and issued 5,000 shares of common stock for services. This officer became an employee of the Company on May 1, 2000. These fees were paid prior to this individual joining the Company.

The Company paid $185,010 to Raith Enterprises, Inc. for financial and investor relations services for the year ended December 31, 2000. Additionally, the Company granted 180,000 shares of common stock valued at $180,000 for financial and investor relations services for the year ended December 31, 2000. Raith Enterprises, Inc. continues as a stockholder of the Company.

On January 1, 2001 the Company entered into a lease with Gary Bottoms for approximately 15,000 square feet in Wylie Texas. This was the previous location of BTI. This facility will now be used to fabricate the Siemens substrate. This lease commences January 1, 2001 and terminates on December 31, 2003. Rent is $12,500 per month for the term of the lease.

8.  COMMITMENTS

LEASES

The Company has capital leases for equipment, furniture, software and computers and operating leases consisting primarily of office facilities and certain equipment. Operating leases are generally expected to be renewed or replaced by other leases upon expiration. Rental expense under these leases for the years ended December 31, 2000 and 1999 was $584,000 and $74,000, respectively. As of December 31, 2000, future minimum rental payments required under capital and operating leases that had initial or remaining noncancelable lease terms in excess of one year are as follows:


                                                     CAPITAL        OPERATING
                                                      LEASES          LEASES
                                                    ----------      ----------
       2001                                         $  968,100      $1,769,149
       2002                                            849,635       1,630,954
       2003                                            629,031       1,137,253
       2004                                             23,352         545,044
       2005                                             15,528         210,624
       Thereafter                                           --         350,000
                                                    ----------      ----------

       Total minimum lease payments                  2,485,646      $5,643,024
                                                                    ==========

       Less amount representing interest               171,695
                                                    ----------

       Present value of minimum lease payments       2,313,951
       Less current portion                            884,459
                                                    ----------

       Long-term portion                            $1,429,492
                                                    ==========


INVESTMENT IN ZAE

On March 25, 1999, the Company entered into a memorandum of understanding with ZAE Research, Inc. ("ZAE"), whereby, the Company would invest up to $1,000,000 in ZAE. In return, the Company was to receive a 50% ownership interest in one of ZAE's subsidiaries and a 10.5% royalty paid on all consolidated gross revenue of ZAE and its subsidiaries, excluding the subsidiary with the aforementioned 50% interest. As of December 31, 1999, the Company had invested approximately $350,000 in ZAE and has not recorded any revenues from royalties. The Company's funding has been used for product development by ZAE and, accordingly, has been expensed by the Company. On January 18, 2000, the Company and ZAE mutually agreed to terminate the relationship.

As part of that termination, ZAE has agreed to repay all amounts previously funded by the Company; however, due to the financial condition of ZAE, management has elected to fully reserve this receivable, and realization will only be recorded as payments are received. As of December 31, 2000, no payments had been received.

9. EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

COMMON STOCK

In April 1999, the Company and one of its original promoters finalized an agreement whereby 1,000,000 shares of stock (previously issued to the promoter on the condition that he join the Company as a full time employee) were returned, as it was agreed that the promoter will not join the Company as a full-time employee.

In 1999, the Company determined it would be appropriate to award Kingdom Capital, its investor and public relations firm a bonus in the form of the Company's Common Stock in the amount of 600,000 shares valued at $600,000 which was charged to expense in June 1999. In addition, the Company granted this firm an additional 150,000 shares valued at $150,000 for future services through December 31, 1999, which has been fully expensed as of December 31, 1999. The Company granted stock in lieu of cash due to its limited liquidity situation at the time of the decision.

PREFERRED STOCK

The Board of Directors has authority to issue the authorized preferred stock in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series.

SERIES A

During April 2000, the Company sold 1,600,000 units, each consisting of five shares of preferred stock and three warrants to purchase common stock each for a total of 8,000,000 shares of preferred stock designed as Series A preferred stock and 4,800,000 warrants ("Series A warrants"). Net proceeds to the Company were $7,595,000. Additionally, options to purchase 300,000 shares of common stock valued at $51,000 were granted to an investment banking firm and 325,000 shares of common stock valued at $325,000 were granted to two individuals, for their assistance in raising the above financing.

The Series A preferred stock is senior to all other current outstanding securities of the Company. Cumulative dividends on the preferred stock accrue at the rate of 10% per annum and are payable in kind through the issuance of additional Series A preferred shares. The preferred stockholders are entitled to preference on liquidation equal to $1 per share plus unpaid dividends. The Company had the right to redeem the preferred shares at $1.65 per share prior to December 31, 2000. The Series A preferred stockholders have the right to require redemption of their holders at any time after April 2003 at the then current liquidation value and have rights to convert to common stock at a time and amount based on the performance of the Company, but in any event, at any time after April 15, 2001. Additionally, the Series A stockholders have the right to redeem their shares if the Company is bankrupt or insolvent. The preferred stockholders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Company require approval of the preferred stockholders. The preferred stockholders have limited preemptive rights to acquire additional shares of the Company's common stock.

The fair value of the Series A warrants of $970,123 has been recorded as a discount against the carrying amount of the Series A preferred stock. The discount is being accreted over the three-year period to the redemption date and is reflected as a reduction of income available to common stockholders. Additionally, the transaction provides a beneficial conversion feature to the Series A preferred stockholders as the effective conversion rate of approximately $0.88 per share after the allocation of the fair value of the warrants is less than the $1 per share fair value of the underlying common stock. The beneficial conversion feature is reflected as a discount to the carrying amount of the Series A preferred stock and is being accreted over the one-year period to the earliest conversion date as a further reduction to income available to common stockholders.

SERIES B

During December 2000, the Company sold 1,700,000 shares of preferred stock designated as Series B preferred stock. Net proceeds to the Company were $3,400,000. The preferred stockholders are entitled to preference on liquidation equal to $2 per share. The holder's liquidation rights include a potential liquidation event upon the sale or merger of the Company. The preferred stockholders have rights to convert to common stock at a time and amount based on the performance of the Company. The preferred stockholders have the right and power to elect one fewer than a majority of the directors. As long as at least 3,000,000 shares of the preferred stock are outstanding, certain actions by the Company require approval of the preferred stockholders. The preferred stockholders have limited preemptive rights to acquire additional shares of the Company's common stock. The Series B preferred stock does not pay dividends.

The Company has reserved the following shares of common stock at December 31, 2000.


Conversion of Series A and Series B
  preferred stock                      10,191,300
Stock options                          10,000,000
Stock purchase plan                       500,000
Warrants                                7,220,000
                                       ----------
                                       27,911,300
                                       ==========

10.  EMPLOYEE STOCK PLANS

STOCK OPTION PLAN

The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock based compensation.

During 1999, the Company introduced a stock option plan: the 1999 Employee Stock Option Plan (the "Employee Plan"). The Employee Plan has authorized the grant of options to employees for up to 10,000,000 shares of the Company's common stock. All options granted have five to ten year terms and typically become exercisable over a four to five year period. The option price is 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date.

A summary of the Company's stock option activity and related information for the years ended December 31, 2000 and 1999 is as follows:


                                                              WEIGHTED
                                                              AVERAGE
                                                              EXERCISE
                                             OPTIONS           PRICE
                                            ----------       ----------
Options outstanding, January 1, 1999                --       $       --
Options granted                              3,450,000             1.03
                                            ----------       ----------
Options outstanding, December 31, 1999       3,450,000             1.03
Options granted                              2,976,500             1.00
Options exercised                              (25,000)            1.00
Options canceled                              (285,000)            1.00
                                            ----------       ----------
Options outstanding, December 31, 2000       6,116,500       $     1.02
                                            ==========       ==========

At December 31, 2000, 3,045,375 options are currently exercisable and 3,883,500 common shares are reserved for future issuance.

Exercise prices for options outstanding as of December 31, 2000 ranged from $1.00 to $1.10. The weighted-average remaining contractual life of those options is 8.2 years.

Supplemental information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                               December 31,         December 31,
                                   2000                 1999
                             --------------       --------------
Risk-free interest rate                6.37%                6.29%
Expected dividend yield                0.00%                0.00%
Expected volatility                     0.1%                82.8%
Expected lives                    4.0 YEARS            3.6 YEARS


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Based on the Black-Scholes method, the fair value of the options granted is as follows:


                                                            December 31,       December 31,
                                                                 2000               1999
                                                            -------------      -------------
Number of options issued at fair market value of stock          2,976,500          2,450,000
Weighted-average fair value of options                      $        0.24      $        0.62
Weighted-average exercise price of options                  $        1.00      $        1.00

Number of  options  issued  in  excess of fair  market
  value of stock                                                       --          1,000,000
Weighted-average fair value of options                                 --      $        0.58
Weighted-average exercise price of options                             --      $        1.10

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2000 and 1999 are not necessarily indicative of the effects on reported net loss for future years. The Company's pro forma information is as follows:


                                                      December 31,       December 31,
                                                          2000               1999
                                                      ------------       ------------
Pro forma net loss attributed to common
  stockholders                                        $(12,822,948)      $ (3,829,121)
Pro forma  basic and  diluted net loss per share
  attributed to common stockholders                   $      (0.59)      $      (0.21)


On February 23, 2000, the Board of Directors approved the grant of an option to purchase 200,000 shares of common stock to a partner in the law firm of Gardere Wynne Sewell LLP, the Company's legal counsel. These options were granted as payment in lieu of cash in return for services as a member of the Executive Committee of the Office of the CEO. These options are immediately exercisable at $1.00 per share with a duration of ten years. The fair value of these options of $172,000 was expensed to selling, general and administrative in 2000.

EMPLOYEE STOCK PURCHASE PLAN

In August 2000, the Company's stockholders approved the Micro-ASI, Inc. 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective in October 2000. All employees are eligible to participate upon completion of ninety days of employment. Employees who do participate are entitled to purchase common stock at 85% to 100% of the fair market value of a share of common stock as determined quarterly by a committee appointed by the Board of Directors of the Company. The Purchase Plan authorizes the issuance, and the purchase by employees, of up to 500,000 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year. During 2000, employees purchased approximately 37,000 shares for approximately $37,000 under the Purchase Plan. At December 31, 2000 there were approximately 463,000 shares available for future purchases under the Purchase Plan.

11. LINE OF CREDIT

In February 2000, the Company obtained a $1.3 million line of credit arrangement that expires in March 2001 from a financial institution. The Company's Chairman and Chief Executive Officer personally guaranteed this line of credit. In connection with their personal guarantees, the two individuals were granted warrants to purchase 1.95 million shares of the Company's common stock at $1 per share. The warrants are fully vested and immediately exercisable and have a 10-year life. The estimated fair value of these warrants, $1.45 million, was charged to expense as a fee for the guarantee. At December 31, 2000, there were no borrowings under this line of credit.

12. SIGNIFICANT CUSTOMERS

Revenues from individual customers constituting 10% or more of total revenues were as follows:


                                                  DECEMBER 31,
                                                      2000
                                                 -------------
                      Customer A                 $     362,700

                      Customer B                       331,156

                      Customer C                       229,058

                      Customer D                       178,441


The Company provides services to significant customers constituting 10% or more of total revenues (referred to as customers A, B, C and D). The Company provides testing services as an integral part of its customers' manufacturing processes, which requires the Company to commit minimum amounts of production capacity to customers A, B, C and D.

13. SUBSEQUENT EVENTS

EMPLOYEE RETIREMENT PLAN

The Company sponsors The Micro-ASI, Inc. (the "Plan"), a defined contribution plan effective January 1, 2001. The Plan is available to substantially all employees. The Plan is a profit sharing plan with a 401(k) deferral feature allowing eligible employees to contribute up to 15% of their compensation, subject to certain limitations. The Company may make contributions to the plan at the discretion of the Board of Directors.

The Company does not offer other post retirement benefits to its employees at this time.

SERIES B

From January 1, 2001 through March 15, 2001, the Company sold an additional 450,000 shares of Series B preferred stock. Net proceeds to the Company were $852,000.

On February 24, 2001, the Board of Directors approved the grant of an option to purchase 120,000 shares of common stock to Solana Capital Partners, Inc. These options were granted for their assistance in raising additional Series B financing in 2001. These options are immediately exercisable at $2.00 per share with a duration of ten years.

In March 2001, the Company's Chairman and Chief Financial Officer loaned a total of $670,000 to the Company in three promissory notes. In connection with one of the notes, the Chairman was granted warrants to purchase 550,000 shares of the Company's common stock at $1.25 per share. The warrants are fully vested and immediately exercisable and have a 10-year life. The estimated fair value of these warrants, $132,000, was capitalized as loan fees and will be amortized over the loan terms.

PROMISSORY NOTES

On April 26, 2001, the Company received $631,000 in two secured bridge promissory notes. These notes bear 14% interest, compounded daily and mature June 22, 2001. The obligations represented by these notes are secured by a pledge of substantially all of the assets of the Company. In addition to these notes, the payees were granted warrants to purchase 1,893,000 shares of the Company's common stock at an exercise price equal to the lowest price per share at which shares of Series C Stock of the Company are sold to any person at any time hereafter. The warrants are fully vested, immediately exercisable and have a 5-year term.

LEGAL PROCEEDINGS

On April 3, 2001 a lawsuit was filed in the 14th District Court of Dallas County by a former employee against the Company and two officers of the Company, seeking compensatory damages, punitive damages and attorney's fees alleging breach of an employment contract, wrongful discharge, promissory estoppel, and wrongful interference with prospective contractual relations. Because the lawsuit was recently filed, the Company has not yet filed an answer. There is no other litigation against the Company.

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Shown in the table below are the Directors and Executive Officers of the Company as of March 31, 2001. The Company will be dependent on the services of its management and key personnel, particularly Cecil E. Smith, Jr. Although the Company does not anticipate losing any of its key executives, the loss of any key member of management could have an adverse effect on the Company's operations.

On February 19, 2001, the Company reduced the number of Board of Directors members from nine to five. Resigning were Joel E. Claybrook, James R. Hamner, Dr. Meng-Sheng Lin, Patrick J. Tripple, and Dr. Myles Welborn. Appointed to the Board was Dr. James A. Dukowitz, Executive Vice President of the Company.


----------------------------------------------------------------------------------------------
Name                      Position                                Director/  Term     Officer
                                                                  Director
                                                                  Since
----------------------------------------------------------------------------------------------
Cecil E. Smith, Jr.       Chairman of the Board of Directors,         X      1 Year      X
                          Chief Executive Officer and President     2/95
----------------------------------------------------------------------------------------------
Dr. James A. Dukowitz     Executive Vice President                    X      1 Year      X
                          Member, Board of Directors                2/01
----------------------------------------------------------------------------------------------
Scott E. Smith            Chief Operating Officer                                        X

----------------------------------------------------------------------------------------------
Joel E. Claybrook         Chief Financial Officer                                        X
----------------------------------------------------------------------------------------------
Jerry D. Kline            Chief Technology Officer                                       X
-----------------------------------------------------------------------------------------------
William A. Greenly        Vice President Strategic Planning and                          X
                          Corporate Secretary
----------------------------------------------------------------------------------------------
James R. Hamner           Vice President Communications                                  X
----------------------------------------------------------------------------------------------
David A. Ranhoff          Member, Board of Directors                  X      1 Year
                                                                    11/00
----------------------------------------------------------------------------------------------
Dr. Bart Stuck            Member, Board of Directors                  X      1 Year
                                                                    4/00
----------------------------------------------------------------------------------------------
Jeffrey D. Warren         Member, Board of Directors                  X      1 Year
                                                                    4/00
----------------------------------------------------------------------------------------------

CECIL E. SMITH, JR., 63, serves as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Since 1973, Mr. Smith has served as Chief Executive Officer of S&N Corporation ("S&N"), a provider of strategic planning and business development services to the electronics industry. Mr. Smith served as a director for Microelectronic Packaging Systems, Inc. from 1991 to 1996, and as Executive Vice President and Director of Alcoa Electronic Packaging, Inc. from December 1988 to March 1992. Mr. Smith attended the University of Texas and performed advanced studies with the American Management Association (Executive Development) in Hemphill, New York and Bell Laboratories (Advanced Semiconductor Technology) in Phillipsburg, Pennsylvania.

DR. JAMES A. DUKOWITZ, 55, is the Executive Vice President and serves on the Board of Directors. Dr. Dukowitz holds a Ph.D. from Massachusetts Institute of Technology, where he also served as Special Assistant to MIT President Dr. Jerome Wiesner to establish the Congressional Office of Technology Assessment. Prior to 1999, Dr. Dukowitz spent over 20 years with Texas Instruments in Dallas, Texas, serving as President of TI Asia and TI China for six years; Vice President of European and Latin American Marketing; and Vice President, Corporate Staff with responsibilities for Corporate Strategic Planning, Corporate Marketing, and Corporate Relations.

SCOTT E. SMITH, 39, Chief Operating Officer, has been with the Company since February 1999 and is responsible for Manufacturing Operations. For the prior year, Mr. Smith was General Manager of the Dallas based manufacturing operations of Xetel Corporation, a large subcontract manufacturer of semiconductor products. Prior to his Xetel experience, Mr. Smith served six years as Vice President of Marketing and Sales for Outsource Solution, Inc. He has more than 16 years of electronic contract manufacturing experience in both the United States and Mexico. He has been involved in a number of successful start-up operations and held various positions with Alcoa Corporation in the Electronic Packaging Group, specializing in semiconductor packaging and manufacturing. Mr. Smith is a 1982 graduate of Baylor University with a Bachelor of Science degree. Scott is the son of Cecil E. Smith, Jr.

JOEL E. CLAYBROOK, 51, Chief Financial Officer of the Company has 25 years experience in finance, marketing, and administrative management including over 10 years experience in sales management with the high tech and communications industries. Prior to joining The Company in 1998, Mr. Claybrook served four years as General Partner of Hawk Financial Company, Ltd., an automobile finance company. From 1992 to 1993, he served as Chief Financial Officer for Pinpoint Communications, Inc.; a Texas based high-tech wireless data communications company. Mr. Claybrook, a Certified Public Accountant, has served as Chief Financial Officer of several companies and practiced as a financial consultant to the service, distribution, and manufacturing industries. He received a Bachelor of Business Administration degree in 1971 from The University of North Texas.

JERRY D. KLINE, 42, Vice President of Technological Development, has been with the Company since February 1999 and is responsible for Technological Development. Prior to joining the Company, Mr. Kline served 15 years with Raytheon Systems as Manager of Hardware Design for major military weapons systems. His most recent assignment at Raytheon was a $30,000,000 upgrade to a key avionics package for the F-16 aircraft. He is a 1980 graduate of Texas A&M University with a Bachelor of Science in Electrical Engineering degree and is a member of the Institute of Electrical and Electronics Engineers.

WILLIAM A. GREENLY, 51, Corporate Secretary and Vice President of Strategic Planning, has been with the Company since May 2000. Mr. Greenly has twenty-four years of experience in startup, turnaround and established companies. Prior to joining the Company, Mr. Greenly's positions included President of Cheetah Systems, Inc., which develops and sells software to the court reporting, captioning and legal markets; and Vice President and Controller of World Wide Technologies, an Atlanta-based company. Mr. Greenly holds a B.S. in accounting from University of Delaware.

JAMES R. HAMNER, 63, Vice President of Communications has forty years of business experience, specializing in information technology. He began his professional career in 1960 at the U.S. Naval Ordnance Laboratory in Corona, California, working in early computing evaluations of missile development and testing. Since 1998, Mr. Hamner has been employed as a Senior Manager at Andersen Consulting in Dallas. For 32 years prior to 1998, he was employed by Texas Instruments in Dallas, Texas in multiple technical, management, and administrative roles. He holds a Bachelors Degree in Mathematics from Baylor University.

DAVID A. RANHOFF, 46, serves on the Board of Directors. David A. Ranhoff serves as Executive Vice President and Chief Operating Officer of Credence Systems Corporation. At Credence, Mr. Ranhoff has responsibility for Credence's five operating divisions including worldwide marketing, engineering, manufacturing, sales and service. From 19xx Mr. Ranhoff held a series of management positions within Credence including Co-President, Executive Vice President Sales & Marketing, Senior Vice President Sales & Service and Vice President and Managing Director of European Operations. For xx years Mr Ranhoff served in a variety of positions at GenRad and Axiom Technology and now serves on the boards of The Company, Elmos Semiconductor AG, Fluence Technology and ICC.

DR. BART W. STUCK, 53, serves on the Board of Directors. In 1999 he co-founded Signal Lake Venture Fund LP, a Westport CT and Boston MA based early stage venture capital fund. In 1984 Stuck founded Business Strategies LLC to work with leading edge computer communications, hardware and software, equipment and services firms. From 1972 to 1984 he worked at Bell Laboratories in signal processing basic research. Stuck has published more than thirty technical papers and served on the Board of Governors of the IEEE Communications Society from 1984 to 1986. He holds the degrees of SBEE, SMEE and ScD all in electrical engineering from the Massachusetts Institute of Technology, Cambridge, MA.

JEFFREY D. WARREN, 44, serves as an outside member of the Board of Directors. Warren joined Eaglestone Investment Partners I, LLC as a member in September 1998. Warren was a corporate finance lawyer for approximately 17 years before joining Eaglestone, briefly working for an investment bank and also provided independent consulting services to merchant bankers and entrepreneurs engaged in acquisition transactions. Warren practiced law with Chamberlain, Hrdlicka in Houston, Texas, Squire, Sanders & Dempsey and its effective predecessors in Phoenix, Arizona, and with Keesal, Young & Logan in Los Angeles. He earned a B.A. from Purdue University and earned his J.D. from the University of Houston, both with honors. Warren also currently serves as a member of the Board of Directors of Floral Works, Inc. and Amphioxus Cell Technologies, Inc.

ITEM 10 EXECUTIVE COMPENSATION:

Except to the employment agreements described below, there are no compensatory plans or arrangements with respect to any person named as a director, officer, promoter, or control person which would result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or due to any change of control.


---------------------------------------------------------------------------------
                                             Annual    Long Term
                                          Compensation Compensation   All Other
---------------------------------------------------------------------------------
Name and Principal Position      Fiscal     Salary     Options/SAR's Compensation
                                  Year        ($)          (3)           ($)
---------------------------------------------------------------------------------
Cecil E. Smith, Jr.               2000        180,000     1,500,000
  Chairman of the Board,          1999         45,000       750,000      255,000
  Chief Executive Officer         1998                                   330,000
  and President (1)

---------------------------------------------------------------------------------
Dr. James A. Dukowitz             2000        180,000        25,000       70,000
  Executive Vice President        1999         15,000       400,000

---------------------------------------------------------------------------------
Scott E. Smith                    2000        225,160       200,000
  Chief Operating Officer         1999        110,000       250,000

---------------------------------------------------------------------------------
Joel E. Claybrook                 2000        180,000       450,000
  Chief Financial Officer (2)     1999        180,000       750,000
                                  1998                                    95,000
---------------------------------------------------------------------------------
Jerry D. Kline                    2000        210,148       200,000
  Chief Technology Officer        1999        110,000       200,000
---------------------------------------------------------------------------------


(1) Cecil E. Smith, Jr. received consulting fees and expenses in lieu of salary until October 1, 1999. This consulting agreement ended September 30, 1999 when Mr. Smith became an employee of the Company.

(2) Joel E. Claybrook received consulting fees and expenses in lieu of salary until December 31, 1998. This consulting agreement ended December 31, 1998 when Mr. Claybrook became an employee of the Company.

(3) The above officers and directors were granted options pursuant to the 1999 Stock Option Plan. The total options granted have been included in the above table.Cecil E. Smith and Joel E. Claybrook were granted 1,500,000 and
     450,000 warrants respectively in conjunction with a line of credit for the Company.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information regarding options granted under the 1999 Stock Option Plan for each of the executive officers and employees named below:


------------------------------------------------------------------------------------------------------------------------------------
                       Number of                                               Number of     Percentage of
                      Securities    Percentage of                             Securities         Total
                      Underlying   Total Incentive    Exercise                 Underlying     Non-Qualified  Exercise
                      Incentive    Options Granted   Price per                Non-Qualified      Options     Price per
                       Options           in            Share     Expiration      Options        Granted in     Share     Expiration
Name                   (1)(2)       1999 and 2000       ($)         Date           (3)             1999         ($)          Date
------------------------------------------------------------------------------------------------------------------------------------
Cecil E. Smith         500,000          14.0%           1.10      9/6/2004       250,000           50.0%        1.00        9/6/2009
------------------------------------------------------------------------------------------------------------------------------------
Scott E. Smith         250,000           7.0%           1.00      9/6/2009
------------------------------------------------------------------------------------------------------------------------------------
Joel E. Claybrook      500,000          14.0%           1.10      9/6/2004       250,000           50.0%        1.00        9/6/2009
------------------------------------------------------------------------------------------------------------------------------------
Jerry D. Kline         200,000           5.6%           1.00      9/6/2009
------------------------------------------------------------------------------------------------------------------------------------
William A. Greenly     200,000           5.6%           1.00      5/1/2010
------------------------------------------------------------------------------------------------------------------------------------


As of August 31, 2000, the shareholders approved increasing the number of shares available under the 1999 Stock Option Plan to a total of 10,000,000 shares of common stock.


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


EMPLOYMENT CONTRACTS

On February 23, 2000, the Company entered into Employment Agreements with Cecil
E. Smith, Jr., Chairman of the Board, and Joel E. Claybrook, Chief Financial Officer.

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

Effective January 1, 2000, the Company entered into Employment Agreements with James A. Dukowitz, Executive Vice President; Scott E. Smith, Chief Operating Officer, Jerry D. Kline, Chief Technology Officer. Effective May 1, 2000, the Company entered into an Employment Agreement with James Hamner, Vice President Communications. The terms of these Employment Agreements extend through December 31, 2003. The base salaries were set at the current rates of $180,000, $225,000, $210,000, and $180,000 respectively, with any increases to be determined by the Board of Directors. The Agreements provide provisions for termination with and without cause.

On July 2, 2000, the Company entered into Employment Agreements with John Pierce, Director of R & D; Bob Zagotta, Quality and Engineering Manager; and Phil Gier, Operations Manager. These employees were former employees of EPI Technologies, Inc. The terms of the Employment Agreements extend through June 30, 2002. The base salaries were set at the current rates of $175,000, $110,000, and $110,000 respectively with any increases to be determined by the Board of Directors. The Agreements provide provisions for termination with and without cause.

Effective January 1, 2001, the Company agreed to convert the Employment Agreements with Chuck Bottoms, Mark Bottoms and Jan Madison of Best Technologies, Inc. to Employment Agreements with the Company. The terms of the Employment Agreements extend through December 31, 2002. The base salaries were set at the current rates of $84,000, $84,000, and $69,800 respectively, with any increases to be determined by the Board of Directors. The Agreements provide provisions for termination with and without cause.



ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following tables set forth, as of March 31, 2001, the name and number of voting shares of the Company's Common and Preferred Stock, par value $0.001 per share, held of record or beneficially by each person who held of record or was known by the Company to own beneficially more than 5% of the 22,851,152 issued and outstanding shares of the Company's Common Stock or 10,863,445 shares of the Company's Preferred Stock and the shareholdings of the officers and directors of the Company.

------------------------------------------------------------------------------------------------------------------
Title of Class                    Name and Address                        Amount (1) (2)          % of Class
------------------------------------------------------------------------------------------------------------------
Common                            Cecil E. Smith, Jr. (3)
                                  Park Central Plaza I                       4,097,764               17.5
                                  12655 N. Central Expressway
                                  Suite 1000
                                  Dallas, Texas 75243
------------------------------------------------------------------------------------------------------------------
Common                            Joel E. Claybrook (4)
                                  Park Central Plaza I                       1,426,700                6.0
                                  12655 N. Central Expressway
                                  Suite 1000
                                  Dallas, Texas 75243
------------------------------------------------------------------------------------------------------------------
Common                            Dr. James Dukowitz (5)                       425,000                1.8
------------------------------------------------------------------------------------------------------------------
Common                            James Hamner (6)                             400,000                1.7
------------------------------------------------------------------------------------------------------------------
Common                            Scott Smith (7)                              325,000                1.4
------------------------------------------------------------------------------------------------------------------
Common                            Jerry Kline (8)                              400,000                1.7
------------------------------------------------------------------------------------------------------------------
Common                            William A. Greenly (9)                        54,500
------------------------------------------------------------------------------------------------------------------
Common                            Eaglestone Investment                      2,100,000                8.4
                                    Partners I, LP (10),(11)
Preferred                                                                    4,312,832               39.7
------------------------------------------------------------------------------------------------------------------
Common                            Hare & Co. (11),(12)                       1,200,000                5.0

Preferred                                                                    2,178,361               20.1
------------------------------------------------------------------------------------------------------------------
Common                            Signal Lake Venture Fund, LLC (11),(13)      900,000                3.8

Preferred                                                                    1,633,771               15.0
------------------------------------------------------------------------------------------------------------------
Common                            Competitive Technologies, Inc.               300,000                1.3
                                    (11),(14)
Preferred                                                                      544,590                5.0
------------------------------------------------------------------------------------------------------------------
Common                            Marise Segelov                               300,000                1.3
                                  (11),(15)
Preferred                                                                      544,590                5.0
------------------------------------------------------------------------------------------------------------------
Common                            Gary Bottoms (16)                          1,416,667                5.8
------------------------------------------------------------------------------------------------------------------
Common                            Robert J. Hoyt                             1,800,000                7.9
                                  174 The Masters Circle
                                  Costa Mesa, CA 92627
------------------------------------------------------------------------------------------------------------------
Common                            All Directors & Officers as                7,128,964
                                  a Group (7 persons) (17)
------------------------------------------------------------------------------------------------------------------

*Denote less than 1% ownership.

(1) The rules of the SEC provide that, for the purpose hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2) Based on a total of 22,851,152 shares of Common Stock issued and outstanding as of the March 31, 2001, Shares of Common Stock subject to options or warrants that are exercisable within 60 days of March 31, 2001, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3) Mr. Smith's shares include 350,000 and 1,762,948 shares that could be purchased based on stock options and warrants held, respectively.

(4) Mr. Claybrook's shares include 350,000 and 450,000 shares that could be purchased based on stock options and warrants held, respectively.

(5) Dr. Dukowitz's shares include 400,000 shares that could be purchased based on stock options held. Dr. Dukowitz's spouse currently owns 25,000 shares of common stock which is deemed beneficially owned by Dr. Dukowitz.

(6) Mr. Hamner's shares include 250,000 shares that could be purchased based on stock options held.


(7) Mr. Smith's shares consist of 325,000 shares that could be purchased based stock options held.

(8) Mr. Kline's shares include 300,000 shares that could be purchased based on stock options held.

(9) Mr. Greenly's shares include 50,000 shares that could be purchased based on stock options held.

(10) Eaglestone Investment Partners I, LP's shares of common stock consist of 2,100,000 shares that could be purchased based on warrants held.

(11) Dividends of preferred stock in the amount of 713,445 shares were declared through March 21, 2001 and have been included in each preferred shareholders ownership.

(12) Hare & Company's shares of common stock consist of 1,200,000 shares that could be purchased based on warrants held.

(13) Signal Lake Venture Fund, LLC's shares of common stock consist of 900,000 shares that could be purchased based on warrants held.

(14) Competitive Technologies' shares of common stock consist of 300,000 shares that could be purchased based on warrants held.

(15) Marise Segelov's shares of common stock consist of 300,000 shares that could be purchased based on warrants held.

(16) Mr. Bottom's shares consist of 1,416,667 shares into which he has an immediate right to convert a note due him from the Company for $1,416,667.

(17) Includes 2,275,000 and 2,212,948 shares that could be purchased based on stock options and warrants held, respectively.



ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company had a consulting agreement with a firm owned by the Company's Chairman for the design, development and marketing of MCMs. Fees and expenses paid totaled $255,000 in 1999. This agreement ended September 30, 1999 when the Chairman joined the Company as a full time employee.

The Company paid $349,350 and $135,600 to Kingdom Capital in 1999 and 2000, respectively. In addition, the Company granted 750,000 shares of common stock valued at $750,000 to Kingdom Capital for financial and investor relation services for 1999. Kingdom Capital is a stockholder of the Company.

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

The Company paid $25,886 and $8,700 in consulting fees and expenses to James Hamner in 1999 and 2000, respectively. Additionally, the Company issued 5,000 shares of common stock for consulting services. James Hamner is an officer of the Company.

The Company paid $185,010 to Raith Enterprises, Inc. and granted 180,000 shares of common stock valued at $180,000, for financial and investor relation services in 2000. Raith Enterprises, Inc. is a stockholder of the Company.

The terms of the related party transactions are equal to services that could be obtained by unaffiliated parties.

ITEM 13 EXHIBITS AND REPORTS ON FORM 10-KSB:

The following documents are filed as exhibits to this Form 10-KSB:

(2)  Articles of Incorporation and Bylaws

     Exhibit 2.1  Articles of Incorporation *

     Exhibit 2.2  Bylaws *

(6)  Material Contracts:

     Exhibit 6.1  Consulting Agreement with S&N Corporation *

     Exhibit 6.2  Consulting Agreement with Kingdom Capital, Inc *

     Exhibit 6.3  Employment Agreement with Cecil E. Smith*

     Exhibit 6.4  Employment Agreement with Joel Claybrook*

     Exhibit 6.5  Employment Agreement with Scott Smith*

     Exhibit 6.6  Employment Agreement with Jerry Kline*

     Exhibit 6.7  Employment Agreement with James Dukowitz*

     Exhibit 6.8  Employment Agreement with James Hammer*

     Exhibit 6.9  Employment Agreement with John Pierce*

     Exhibit 6.10 Employment Agreement with Bob Zayota*

     Exhibit 6.11 Employment Agreement with Phil Grier*

(16) Exhibit 16.1 Letter from Jones, Jensen & Company*

(23.1) Consent of Ernst & Young LLP, Independent Auditors

     * Previously Filed

ITEM 2 DESCRIPTION OF EXHIBITS:

The Exhibits listed in Item 1 of this Part III are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the issuer has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

      SIGNATURE                              TITLE                               DATE
      ---------                              -----                               ----
 /s/ JOEL E. CLAYBROOK
-----------------------------      Chief Accounting Officer                   May 7, 2001
     Joel E. Claybrook

 /s/ CECIL E. SMITH, JR.
-----------------------------      Chairman of the Board of Directors,        May 4, 2001
     Cecil E. Smith, Jr.             Chief Executive Officer and President

 /s/ DR. JAMES A. DUKOWITZ
-----------------------------      Executive Vice President, Director         May 4, 2001
    Dr. James A. Dukowitz

/s/ DAVID A. RANHOFF
-----------------------------      Director                                   May 4, 2001
     David A. Ranhoff

 /s/ DR. BART W. STUCK
-----------------------------      Director                                   May 4, 2001
     Dr. Bart W. Stuck

/s/ JEFFREY D. WARREN
-----------------------------      Director                                   May 8, 2001
     Jeffrey D. Warren

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
----------               -----------
  23.1                   Consent of Ernst & Young LLP, Independent Auditors